Form 10-Q
period 1996-06-30
360 DEGREE COMMUNICATIONS CO
filed 1996-08-14
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------


                                  FORM 10-Q
   (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

                                   OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________

                       Commission file number 1-14108

                         360 COMMUNICATIONS COMPANY
               (Exact name of registrant as specified in its charter)


                                 Delaware
               (State or other jurisdiction of incorporation)


                                 47-0649117
                      (I.R.S. Employer Identification No.)


                              8725 W. Higgins Road
                                Chicago, Illinois
                            60631-2702(312) 399-2500
             (Address and telephone number of principal executive offices)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


  On July 31, 1996, 116,859,310 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................9


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................15

Item 2.   Changes in Securities ............................................*

Item 3.   Defaults Upon Senior Securities...................................*

Item 4.   Submission of Matters to a Vote of Security Holders...............*

Item 5.   Other Information.................................................16

Item 6.   Exhibits and Reports on Form 8-K..................................17
- ---------------
* No reportable information under this item.


When used in this Report, the words "intends," "expects," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth and ability to maintain existing churn and increased penetration rates, are forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the impact resulting from the loss of the Sprint name and the uncertainties and costs associated with the implementations of a new brand name; the Company's history of net losses and the lack of assurance that the Company's earnings will be sufficient to cover fixed charges in the future; the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs due to cellular fraud; the impact on the Company of more restrictive standards on radio frequency emissions that may arise from concerns suggesting cellular telephones may be linked to cancer; and the other factors discussed under the heading "Certain Risk Factors" in the Company's Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108) filed with the Securities and Exchange Commission, which section is hereby incorporated by reference herein. Forward looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                       PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.



                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                          June 30,               December 31,
                               ASSETS                                      1996                     1995
                                                                       --------------           -------------
                                                                        (Unaudited)
Current Assets
Cash and Cash Equivalents                                            $        28,607          $       19,023
Accounts Receivable, less allowances
  of $3,780 and $2,370, respectively                                          86,275                  68,087
Other Receivables                                                             28,592                  29,799
Unbilled Revenue                                                              34,909                  23,481
Inventory                                                                     16,731                  19,576
Other                                                                          7,666                   6,604
                                                                     ----------------         ---------------
    Total Current Assets                                                     202,780                 166,570
                                                                     ----------------         ---------------

Property, Plant and Equipment                                              1,315,369               1,151,157
Less: Accumulated Depreciation                                               364,580                 300,703
                                                                     ----------------         ---------------
Property, Plant and Equipment, net                                           950,789                 850,454
                                                                     ----------------         ---------------

Investments in Unconsolidated Entities                                       333,851                 318,287
Intangibles, net                                                             709,363                 632,756
Other Assets                                                                  20,210                   5,179
                                                                     ----------------         ---------------
    Total Assets                                                     $     2,216,993          $    1,973,246
                                                                     ================         ===============

                               LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
Trade Accounts and Other Payables                                    $       141,462          $      111,770
Advance Billings                                                              23,949                  20,559
Accrued Taxes                                                                 32,589                  19,690
Short-Term Borrowings                                                         24,950                     --
Accrued Agent Commissions                                                      7,170                  15,417
Other                                                                         31,336                  27,092
                                                                     ----------------         ---------------
    Total Current Liabilities                                                261,456                 194,528
                                                                     ----------------         ---------------

Long-Term Debt                                                             1,387,662                     --
Advances From and Notes to Affiliates                                            --                1,517,729
                                                                     ----------------         ---------------

Deferred Credits and Other Liabilities
Deferred Income Taxes                                                        103,741                  99,168
Postretirement and Other Benefit Obligations                                   5,871                  12,859
                                                                     ----------------         ---------------
    Total Deferred Credits and Other Liabilities                             109,612                 112,027
                                                                     ----------------         ---------------

Minority Interests in Consolidated Entities                                  171,596                 146,894
                                                                     ----------------         ---------------

Shareowners' Equity
Common Stock ($.01 par value; 1,000,000,000 shares authorized;
  116,847,813 shares issued and outstanding)                                   1,168                  11,541
Additional Paid-In Capital                                                   627,309                 360,978
Unamortized Restricted Stock                                                  (2,623)                    --
Accumulated Deficit                                                         (339,187)               (370,451)
                                                                     ----------------         ---------------
    Total Shareowners' Equity                                                286,667                   2,068
                                                                     ----------------         ---------------
    Total Liabilities and Shareowners' Equity                        $     2,216,993          $    1,973,246
                                                                     ================         ===============


             The  accompanying  Notes are an integral  part of the  Consolidated
Financial Statements.





                                         360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Thousands of Dollars)
                                                         (Unaudited)



                                                   For the Three Months                   For the Six Months
                                                      Ended June 30,                        Ended June 30,
                                            ---------------------------------     ---------------------------------
                                                 1996               1995               1996               1995
                                            --------------     --------------     --------------     --------------
OPERATING REVENUES
Cellular Service Revenues                   $     263,560      $     196,478      $     494,314      $     364,556
Equipment Sales                                    10,613             12,417             19,554             23,814
                                            --------------     --------------     --------------     --------------
     Total Operating Revenues                     274,173            208,895            513,868            388,370
                                            --------------     --------------     --------------     --------------

OPERATING EXPENSES
Cost of Service                                    22,205             18,181             44,344             33,001
Cost of Equipment Sales                            23,224             24,437             41,667             45,675
Other Operations Expense                           11,783              8,930             24,326             17,832
Selling, General, Administrative                  114,023             89,638            221,173            167,083
   and Other Expenses
Depreciation and Amortization                      35,157             27,502             68,154             54,286
                                            --------------     --------------     --------------     --------------
     Total Operating Expenses                     206,392            168,688            399,664            317,877
                                            --------------     --------------     --------------     --------------

OPERATING INCOME                                   67,781             40,207            114,204             70,493
Interest Expense                                  (24,274)           (31,864)           (54,102)           (62,705)
Minority Interests in Net Income
   of Consolidated Entities                       (13,861)            (8,895)           (24,325)           (16,915)
Equity in Net Income of
   Unconsolidated Entities                         14,348              7,455             24,020             11,563
Other Income (Expense), net                          (137)                53                322                 48
                                            --------------     --------------     --------------     --------------
Income Before Income Taxes                         43,857              6,956             60,119              2,484
Income Tax Expense                                 19,573              7,714             28,855              9,161
                                            --------------     --------------     --------------     --------------
     Net Income (Loss)                      $      24,284      $        (758)     $      31,264      $      (6,677)
                                            ==============     ==============     ==============     ==============

Net Income (Loss) per Share (in Dollars)    $        0.21      $       (0.01)     $        0.27      $       (0.06)
                                            ==============     ==============     ==============     ==============

Weighted Average Shares
   Outstanding, in thousands                      117,066            116,725            117,048            116,549
                                            ==============     ==============     ==============     ==============



                          The  accompanying  Notes are an  integral  part of the
Consolidated Financial Statements.







                                         360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                     For the Six Months
                                                                       Ended June 30,
                                                            ------------------------------------
                                                                 1996                 1995
                                                            ---------------       --------------
Operating Activities
Net Income (Loss)                                           $       31,264        $      (6,677)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities
     Depreciation and Amortization                                  68,154               54,286
     Deferred Income Taxes                                          11,919                7,294
     Equity in Net Income of Unconsolidated
       Entities, net of distributions                              (14,891)                 529
     Minority Interests in Net Income of
       Consolidated Entities                                        24,325               16,915
     Changes in Operating Assets and Liabilities
        Receivables, net                                           (12,010)               4,618
        Other Current Assets                                        (6,529)               8,746
        Trade Accounts and Other Payables                           26,573               14,448
        Accrued Expenses and Other
            Current Liabilities                                      7,759              (12,126)
        Noncurrent Assets and Liabilities, net                         255                  588
     Other, net                                                         (2)                (522)
                                                            ---------------       --------------
Net Cash Provided by Operating Activities                          136,817               88,099
                                                            ---------------       --------------

Investing Activities
Capital Expenditures                                              (143,942)            (178,732)
Acquisitions                                                      (109,642)                 --
Investment in Unconsolidated Entities and Other                     (2,476)              (3,552)
                                                            ---------------       --------------
Net Cash Used by Investing Activities                             (256,060)            (182,284)
                                                            ---------------       --------------

Financing Activities
Net Borrowings under Bank Revolving Credit Facility                473,658                  --
Proceeds from Long-Term Debt                                       900,000                  --
Net Short-Term Borrowings                                           24,950                  --
Increase (Decrease) in Advances from Affiliates                 (1,400,000)             113,874
Equity Contributions                                               132,697                  --
Contributions from Minority Investors                                4,597                3,903
Distributions to Minority Investors                                 (7,075)              (3,537)
                                                            ---------------       --------------
Net Cash Provided by Financing Activities                          128,827              114,240
                                                            ---------------       --------------

Increase in Cash and Cash Equivalents                                9,584               20,055
Cash and Cash Equivalents at Beginning of Period                    19,023                5,527
                                                            ---------------       --------------
Cash and Cash Equivalents at End of Period                  $       28,607        $      25,582
                                                            ===============       ==============



           The  accompanying  Notes  are an  integral  part of the  Consolidated
Financial Statements.



                 360  COMMUNICATIONS COMPANY AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Basis of Consolidation and Presentation

      360 Communications Company and its subsidiaries (the "Company") provide wireless voice and data telecommunications services. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. The Company operates in five regions in the United States: Mid-Atlantic, Midwest, North Carolina, Southeast and West.

      The Company was a wholly-owned subsidiary of Centel Corporation, a wholly-owned subsidiary of Sprint Corporation ("Sprint"). On March 7, 1996, Sprint completed the spin-off of the Company to Sprint shareholders through a pro rata distribution of all of the Common Stock of the Company (the "Spin-off"). For further discussion of the Spin-off, see Note 3.

      The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company accounts for all other investees using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

      The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. In the Company's opinion, the unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are of a normal recurring nature. These financials should be read in conjunction with the consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2. Earnings Per Share

      Earnings per share was computed using weighted average shares outstanding, including common stock equivalents, totaling 117,065,513 and 116,725,486 for the three months ended June 30, 1996 and 1995, respectively, and 117,047,971 and 116,548,862 for the six months ended June 30, 1996 and 1995, respectively. In 1995, Net Loss per Share was recalculated based upon the number of Sprint weighted average shares outstanding for each respective period, adjusted for a conversion ratio of 1 share of the Company's Common Stock to 3 shares of Sprint common stock.

3. Spin-off

      On July 26, 1995, Sprint announced that its Board of Directors decided to pursue a tax-free Spin-off of the Company to Sprint shareholders. In the March 1995 Federal Communications Commission ("FCC") auction of wireless Personal Communications Services ("PCS") licenses, Sprint Spectrum LP won the rights to several markets which overlap service territories operated by the Company. Under FCC rules, Sprint was required to divest or reduce its cellular holdings in certain markets to clear conflicts with the PCS licenses awarded to Sprint Spectrum LP. For these reasons, Sprint and its Board of Directors decided to pursue a Spin-off of the cellular operations of Sprint.

      On March 7, 1996, the Spin-off was consummated. In conjunction with the Spin-off, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company as Additional Paid-In Capital. Funding for the repayment was derived from the proceeds of $900 million of the Company's Senior Notes issued under an indenture ("Indenture") and $527 million of initial borrowings under a $800 million five-year revolving credit facility ("Credit Facility") with a number of banks and institutional lenders. In addition, a recapitalization of the Company's Common Stock was effected pursuant to which the Company split the 10 shares of the then issued and outstanding Common Stock into 116,733,983 new shares of the Common Stock to allow for the pro rata distribution of such stock to the common shareholders of Sprint. This distribution was effected as a tax-free stock dividend.

      The Indenture and Credit Facility have general and financial covenants which place certain restrictions on the Company. The Company is limited with respect to: the making of payments (dividends and distributions); the incurrence of certain liens; the sale of assets under certain circumstances; entering into or otherwise permitting any subsidiary distribution restrictions; certain transactions with affiliates; certain consolidations, mergers and transfers; and the use of loan proceeds. In addition, the Indenture and Credit Facility limit the aggregate amount of additional borrowings which can be incurred by the Company.



4. Significant Equity Investments

      The Company's investments in the Kansas City SMSA Limited Partnership, Orlando SMSA Limited Partnership, New York SMSA Limited Partnership, and GTE Mobilnet of South Texas Limited Partnership meet the conditions prescribed by the Securities and Exchange Commission which require interim financial statement disclosures for significant equity investments. Selected unaudited combined interim financial information follows (in thousands):



                                                   For the Three Months Ended           For the Six Months Ended
                                                            June 30,                             June 30,
                                                 --------------------------------    -------------------------------
                                                        1996            1995                1996           1995
   Results of Operations
       Cellular Service Revenues                 $     308,792   $     248,815       $     595,039  $     479,969
       Equipment Sales                                  11,980          12,950              22,404         24,354
                                                       -------         -------             -------        -------
       Total Operating Revenues                        320,772         261,765             617,443        504,323
                                                       -------         -------             -------        -------

       Cost of Equipment Sales                          26,434          21,324              51,688         42,715
       Operating, Selling, General,
           Administrative and Other Expenses           155,165         130,593             305,114        266,858
       Depreciation and Amortization                    28,300          25,710              56,143         48,804
                                                       -------         -------             -------        -------
       Total Operating Expenses                        209,899         177,627             412,945        358,377
                                                       -------         -------             -------        -------

       Operating Income                                110,873          84,138             204,498        145,946
       Other Income (Expense), net                      (2,347)          1,366              (4,123)         2,912
                                                       -------          -------            -------        -------
       Net Income                                $     108,526   $      85,504       $     200,375  $     148,858
                                                       -------          -------            -------        -------


5.  Income Taxes

      In the second quarter of 1996, the Company identified certain tax planning strategies. The annual effect of these tax planning strategies combined with the effect of increased earnings estimates resulted in an effective tax rate of 48% for the six months ended June 30, 1996.


6. Contingencies

      On or about March 29, 1996, a class action lawsuit was brought in the Chancery Court of Washington County, Jonesborough, Tennessee (the "Tennessee Action") on behalf of all customers in the Company's Tennessee markets regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. In April 1996, the original complaint was amended to enlarge the class of plaintiffs to include all customers in all of the Company's service areas. In late April 1996, the Tennessee Action was removed to the United States District Court for the Eastern District of Tennessee, Northern Division. The Company moved to dismiss the action and the plaintiff filed a motion to remand. On July 16, 1996, the Tennessee District Court granted the plaintiff's motion to remand and returned the case to the Chancery Court of Washington County. The Company's Motion to Dismiss is currently pending before the Chancery Court.

      On or about May 28, 1996, a class action lawsuit was brought in the Common Pleas Court of Erie County, Ohio (the "Ohio Action") on behalf of all customers in all of the Company's service areas regarding notification of the Company's practice with respect to billing for fractional minutes of service. On June 25, 1996, the Ohio Action was removed to the United States District Court for the Northern District of Ohio, Western Division. On July 18, 1996, the Company filed a Motion to Dismiss Or, In The Alternative, Stay pending resolution of the Tennessee Action. The basis for the Motion to Stay is the duplicity of the two actions. On July 24, 1996, the plaintiff filed a Motion to Remand to return the case to the state court.

      Discovery has not commenced in either case. The Company believes that both lawsuits are without merit, however, the ultimate outcome of these matters and the potential effect on the financial condition and results of operations of the Company cannot be determined at this time.

      The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.


7. Acquisitions

      On January 31, 1996, the Company purchased additional partnership interests in Centel Cellular Company of Ft. Walton Beach Limited Partnership and Centel Cellular Company of Tallahassee Limited Partnership. Also on January 31, 1996, the Company purchased an operating license and related cellular assets in the North Carolina RSA 14 market. On February 23, 1996, the Company acquired an operating license and related assets in the Ohio RSA 1 market. In addition, on February 29, 1996, the Company purchased a 50% interest in South Carolina RSA No. 4 Cellular General Partnership, a 50% interest in South Carolina RSA No. 5 Cellular General Partnership and a 50% interest in South Carolina RSA No. 6 Cellular General Partnership. The aggregate purchase price of these acquisitions was approximately $109,600,000.

      Effective May 31, 1996, the Company entered into a definitive agreement to acquire Independent Cellular Network's ("ICN") cellular operations. The Company will acquire ICN's interests in 20 markets in Pennsylvania, Ohio, Kentucky and West Virginia for $362 million of debt and 6.5 million shares of the Company's Common Stock. The debt includes $122 million of subordinated debt and approximately $240 million in senior debt. The proposed transaction is subject to the receipt of all necessary consents and government approvals. The Company expects to complete the transaction during 1996.

8. Contingencies of Unconsolidated Entities

      The GTE Mobilnet of South Texas Limited Partnership, (the "South Texas partnership"), an equity investee of the Company, filed suit in 1994 against a former agent and its principals alleging that the former agent continued to hold itself out as an agent of the South Texas partnership after its contract expired. The former agent and its principals subsequently filed a counterclaim against the South Texas partnership, claiming the South Texas partnership falsely represented to them that all agent agreements were identical and that all agents were paid the same amount. The complaint against the South Texas partnership alleges fraud, breach of covenant of good faith and fair dealing, tortuous interference with plaintiffs' business relations, violation of the Texas Deceptive Trade Practices Act, and defamation. The plaintiff is seeking unspecified damages.

      On April 12, 1995, a suit which purports to be a class action was filed alleging that the defendants (including the South Texas partnership) violated the Telephone Consumer Protection Act ("TCPA") and invaded the plaintiff's privacy by sending unauthorized facsimiles to the plaintiffs. The complaint seeks $500 in damages for each alleged violation of the TCPA, plus treble damages, or in the alternative, punitive damages. In addition, the plaintiffs seek interest, cost and attorney's fees. The defendants filed a motion to dismiss for want of subject matter jurisdiction and for failure to state a proper claim. At a recent hearing, the court ruled that the TCPA applied only to interstate faxing, and not to intrastate faxing, such as those allegedly associated with the South Texas partnership. The action is stayed pending the parties appeal.

      On January 25, 1996, a suit was filed against the South Texas partnership by a former employee of GTE Mobilnet, who alleges among other claims, certain employment discrimination charges. The plaintiff seeks unspecified damages.

      The ultimate outcome of these three matters cannot presently be determined. Accordingly, no provision for any liability that might result from these matters has been made in the financial statements of the South Texas partnership and the Company's financial statements.

      On July 26, 1995, a partnership which is a general partner in the New York SMSA Limited Partnership (the "New York partnership"), an equity investee of the Company, was named as a defendant in a class action lawsuit brought by a subscriber, Mr. Daniel J. Mandell. The plaintiffs have alleged that the defendant's cellular operations are engaged in fraudulent, misleading, and deceptive practices by concealing the practice of rounding up airtime usage to bill in full minute increments. The plaintiffs seek an accounting of monies received as a result of the above conduct by the defendant, compensatory damages, punitive damages, treble damages pursuant to the New Jersey Consumer Fraud Act, and injunctive relief. Although the defendant has informed the New York partnership that it believes that it has meritorious defenses to the claims asserted against it, and intends to defend itself vigorously, the ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiffs prevail in their action. If an adverse judgment is entered, the potential effect on the financial condition and the results of operations of the New York partnership general partner, the New York partnership and the Company cannot be ascertained at this time but may be material.

      A general partner in the New York partnership was named as a defendant in a class action lawsuit brought on behalf of New York retail customers. The plaintiffs have alleged that the general partner has overcharged customers who experienced an involuntary disconnection ("dropped calls") of their mobile service calls during the period June 1985 through September 1994. Further, the plaintiffs allege that the amount of credit given for a dropped call, the New York partnership general partner's policy of requiring customers to specifically request such credits, and the absence of sufficient notice advising customers to actively request such credits constitutes a breach of contract and deceptive practice. Discovery is ongoing at this time. The New York partnership is not a defendant in this matter having been dismissed from the case in the early stages of the litigation. The New York partnership has been informed that the defendant intends to defend itself vigorously but that the ultimate outcome of the matter cannot be determined. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiffs prevail in their action. If an adverse judgment is entered, the potential effect on the financial condition and the results of operations of the New York partnership general partner, the New York partnership and the Company cannot be ascertained at this time but may be material.

      On August 31, 1995, an unfair labor practice charge was filed with region 2 of the National Labor Relations Board ("NLRB") by the Communication Workers of America, AFL-CIO ("CWA"), against NYNEX Corporation ("NYNEX"), a partner in Cellco Partnership ("Cellco") which is a general partner in the New York partnership, and Cellco. The charge alleges that since July 1, 1995, NYNEX and Cellco have refused to recognize the CWA as the exclusive representative of employees in the operations department in the New York metropolitan area, repudiated the existing bargaining agreement, and constructively discharged certain employees who would not accept unlawful conditions of employment. The CWA is arguing that Cellco is either a successor employer or an alter ego of the former cellular companies, and must honor prior collective bargaining agreements with the CWA. Cellco filed its statement of position with the NLRB in March, 1996. NYNEX was not required to file a statement of position. Although both NYNEX and Cellco have informed the New York partnership that they believe that they have meritorious defenses to the claims asserted against them, and intend to defend themselves vigorously, the ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the CWA prevails in its action. If an adverse judgment is entered, the potential effect on the financial condition and results of operation of the general partner and the New York partnership cannot be ascertained at this time but may be material.

      On June 12, 1996, a class action lawsuit was filed against Bell Atlantic Corporation and NYNEX, partners in Cellco all of which are partners with both direct and indirect ownership interests in the New York partnership. Michael Dubin on his own behalf and on the behalf of all others similarly situated, plaintiff, alleges that the defendant has fraudulently and negligently misrepresented their cellular services and prices since 1990 by, among other things, failing to properly disclose to customers the practice of rounding airtime to the next full minute and failing to disclose the pass through to customers of landline termination charges. More generally, the complaint alleges that consumers were defrauded by defendants' failure to disclose pricing arrangements with their dealers to the public. To date the defendants have not been legally served with the complaint in this matter. The ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiff prevails in this action. If an adverse judgment is entered, the potential effect on the financial condition and results of operation of the general partner and the New York partnership cannot be ascertained at this time but may be material.

      On July 2, 1996, a class action lawsuit was filed against Cellco, which is a general partner in the New York partnership. Steven Kahn, plaintiff, alleges that the defendant has failed to adequately disclose its automatic renewal policy, whereby annual agreements are automatically renewed unless a customer cancels the agreement prior to its expiration. The plaintiff contends that the renewals are unenforceable under a New York statute that requires a vendor to give notice to the consumer by personal service or certified mail of the automatic renewal at least 15 days and not more than 30 days prior to renewal. As a result, the plaintiff alleges that the defendant has breached its contracts by failing to provide the required notice, and seeks a ruling that all contracts are void or voidable. The plaintiff further contends that the defendant has been unjustly enriched by charges it has collected from consumers who were automatically renewed without legally sufficient notification. The complaint seeks compensatory damages in an amount not less than $10 million. The class action is brought on behalf of all New York customers who contracted with the defendant and who were automatically renewed since July 1990. The ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiff prevails in this action. If an adverse judgment is entered, the potential effect on the financial condition and results of operation of the general partner and the New York partnership cannot be ascertained at this time but may be material.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

General

       The following is a discussion and analysis of the historical results of operations and financial condition of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. This discussion contains forward looking statements which are qualified by reference to, and should be read in conjunction with, the Company's statement regarding forward looking statements set forth on page (i) of this Report.

Results of Operations

Customer Growth Rate

       Cellular customers increased to 1,750,329 at June 30, 1996 from 1,241,282 at June 30, 1995, a 41.0% increase. For the three months ended June 30, 1996 and 1995, the Company added 107,320 and 116,443 customers, respectively, through internal growth. For the six months ended June 30, 1996, customer growth through acquisitions added 46,647 customers and internal growth added 201,925 new customers, while in the corresponding 1995 period, the Company added 201,293 customers through internal growth. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 8.36% at June 30, 1996 compared to 6.31% at June 30, 1995. During the three months ended June 30, 1996 and 1995, customer churn, the average monthly rate of customer disconnects, was 1.80% and 1.72%, respectively, and during the six months ended June 30, 1996 and 1995 was 1.80% and 1.74%, respectively.

Cellular Service Revenues

         Cellular service revenues consist primarily of charges for airtime, access fees, roaming fees and other services. Cellular service revenues increased 34.1% and 35.6% in the three and six months ended June 30, 1996 when compared to the corresponding 1995 periods, principally from growth in the number of cellular customers. Increased distribution channels, expanded network capacity, declining cellular telephone equipment prices and pricing plans targeted at particular market segments are key factors contributing to the Company's customer growth. In addition, customers added through acquisitions completed in the first quarter of 1996 contributed $10.0 million and $14.6 million of service revenues in the three and six months ended June 30, 1996, respectively.

      Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, a trend attributable to declining cellular telephone equipment prices and increased promotional activities (i.e. packaging, free weekends), an increased awareness of the benefits of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. As a result, cellular service revenue growth has not kept pace with the level of growth in the number of customers. Service revenue per average customer per month was $51.73 and $55.53 during the three months ended June 30, 1996 and 1995, respectively, and $50.61 and $53.83 during the six months ended June 30, 1996 and 1995, respectively. The Company expects that service revenue per average customer per month will continue to decline as penetration rates continue to increase.

         In an effort to increase cellular telephone usage through increased roaming airtime, the Company expects the continuation of the industry-wide trend for negotiated reduced roaming rates between carriers, which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers are ultimately passed on to customers, thus stimulating increased usage. Roaming airtime minutes increased during the three and six months ended June 30, 1996, when compared to the same periods in 1995, the major factor contributing to the $13.9 million and $25.1 million increase in roaming revenue for the three and six months ended June 30, 1996.

       Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets, additional revenue generated from the increasing availability of a variety of enhanced services and products and by the Company's success in acquiring additional cellular communications systems to further strengthen its existing regional clusters. The growth rate of new customers is expected to decline as the customer base grows. Future revenue growth will also be impacted by the Company's entrance into the residential long distance business. An improved competitive position, reduced cellular churn and increased brand awareness are expected as residential long distance service is initiated. In August 1996, the Company expects to begin marketing its residential long distance service in a majority of its markets and expects to complete the rollout in its remaining markets by year end.

Equipment Sales

       Equipment sales consist of revenues from sales of cellular telephone equipment and accessories. Equipment sales decreased 14.5% and 17.9% in the three and six months ended June 30, 1996 when compared to the corresponding 1995 periods, despite an increase in the number of telephone units sold. Competitive market pressures have resulted in a continued trend of selling equipment at discounted prices. Although declining cellular telephone prices have generated increased activations of cellular service, gross margins on equipment sales have also declined as the Company continues to sell cellular telephones at or below cost. The Company expects competitive market pressures and negative gross margins on equipment sales to continue.

Cost of Service, Other Operations Expense and Selling, General, Administrative and Other Expenses

       Cost of service, other operations expense and selling, general, administrative and other expenses increased principally due to growth in the cellular customer base. During the three months ended June 30, 1996 and 1995, these expenses as a percent of cellular service revenues were 56.2% and 59.4%, respectively, and during the six months ended June 30, 1996 and 1995 were 58.6% and 59.8%, respectively. The decline in these percentages reflect economies of scale gained from serving additional customers, improved operational support systems, strong revenue growth and improved productivity. Significant expenditures associated with the rollout of the Company's new brand name partially offset economies of scale produced during the six months ended June 30, 1996. The Company expects that these costs as a percentage of cellular service revenues will continue to decrease as economies of scale continue to be realized.

       In the three and six months  ended June 30,  1996,  selling and  customer operations expenses were impacted by $6.6 million and $16.2 million, respectively, of additional advertising, promotional and other marketing expense associated with the planned introduction of the Company's new brand name. This increase also resulted in an increase in sales, marketing and advertising costs to acquire a new customer. Such costs were $250 and $215 during the three months ended June 30, 1996 and 1995, respectively, and $262 and $213 during the six months ended June 30, 1996 and 1995, respectively.

       In an effort to control costs associated with acquiring new customers, the Company has begun to utilize more extensively an internal sales force located in Company retail outlets. Incremental sales costs at a Company retail store are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, continued increases in its own retail distribution channels are planned. The Company has experienced lower churn levels in the consumer segment acquired through its retail distribution channel, thereby helping to control the cost of growing its customer base. The Company is unable to anticipate whether the cost to add new customers will increase as savings associated with the transition to the use of an internal sales force levels off, the growth rate of new customers declines and competition for local and national dealers intensifies.

       Following the Spin-off, the Company began to perform certain functions previously provided to the Company by Sprint. The undertaking of such functions is not expected to have a significant impact on the Company's operating expenses.

Depreciation and Amortization

       Acquisitions of cellular communications systems generated intangibles, assets such as FCC license costs and goodwill, which are currently being amortized over 40 years. During the three and six months ended June 30, 1996 amortization expense increased 11.6% and 9.1%, respectively, when compared to the corresponding periods in 1995. The increase is attributable to acquisitions completed in the first quarter of 1996.

       During the three and six months ended June 30, 1996 depreciation expense increased 31.2% and 29.1%, respectively, when compared to the corresponding period in 1995. During the three months ended June 30, 1996 and 1995, depreciation as a percent of cellular service revenues was 11.3% and 11.6%, respectively, and during the six months ended June 30, 1996 and 1995 was 11.7% and 12.3%, respectively. The increase in depreciation expense in the first and second quarter of 1996 when compared to the corresponding 1995 periods is the result of increased capital investment in the Company's cellular network.

Interest Expense

       Interest expense decreased in the three and six months ended June 30, 1996 when compared to the corresponding prior year periods due to decreases in interest rates and borrowing levels. Prior to the Spin-off, the Company borrowed from Sprint, primarily to fund construction costs and start-up losses, at interest rates based on prime plus 2 percent and a 30 day commercial paper rate. The annualized average interest rate for the three and six months ended June 30, 1995 was 8.8% and 8.7%, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, borrowings under the Credit Facility with interest rates based on the London Interbank Offered Rate plus 50 basis points and market based short-term borrowings. The annualized interest rate for the three and six months ended June 30, 1996 was 6.8% and 7.4%, respectively.

Equity in Net Income of Unconsolidated Entities

       "Equity in Net Income of Unconsolidated Entities" represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and six months ended June 30, 1996, when compared to the prior year periods, primarily as a result of increased income generated by minority cellular investments in the Company's larger and more mature systems in Houston, Kansas City, New York and Orlando. The Company expects that its minority cellular investments operating in other cities will add increasing income as those markets continue to mature and penetration increases.

       GTE Mobilnet of South Texas Limited Partnership ("South Texas L.P.") and New York SMSA Limited Partnership ("New York L.P."), two of the Company's equity investees, are parties to separate legal proceedings. Because the outcome of such legal proceedings has not been determined by the South Texas L.P. and the New York L.P., no provision for any liability that may result upon adjudication of that litigation has been made in the unaudited interim consolidated financial statements. The Company's combined investments in these partnerships, including intangible assets recorded in connection with the acquisitions of these partnerships, was $220.2 million at June 30, 1996 and its combined equity in the net income of these partnerships, net of amortization of intangible assets, was $5.9 million and $11.6 million for the three and six months ended June 30, 1996, respectively. In view of the uncertainty regarding such litigation, there can be no assurance that the outcome of such litigation will not have a material adverse effect on the Company's investment in these partnerships or in its equity in the combined income of such partnerships.

Competition

       Cellular carriers compete primarily against the other cellular carriers in each market. However, companies with PCS licenses have begun to offer their products and services in several of the Company's serving areas. The Company is preparing for this new competitive environment by enhancing its networks, expanding its service territory and offering new features, products and services to its customers. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team.

Liquidity and Capital Resources

Spin-off

       On March 7, 1996, the Spin-off was consummated. In conjunction with the Spin-off, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company as Additional Paid-In Capital. Funding for the repayment was derived from the proceeds of $900 million of the Company's Senior Notes issued under the Indenture and $527 million of initial borrowings under the Credit Facility. In addition, a recapitalization of the Company's Common Stock was effected pursuant to which the Company split the 10 shares of the then issued and outstanding Common Stock into 116,733,983 new shares of the Common Stock to allow for the pro rata distribution of such stock to the common shareholders of Sprint. This distribution was effected as a tax-free stock dividend.

Cash Flows - Operating Activities

       Cash flows from operating activities were $136.8 million and $88.1 million for the six months ended June 30, 1996 and 1995, respectively. Operating cash flow increases are due to improved operating results. Although future operating cash flows will continue to be impacted by the advertising, promotional and other marketing expenses associated with the introduction and promotion of the Company's new brand name, the Company expects cash flows generated by operating activities to continue to increase.

Cash Flows - Investing Activities

       During the six months ended June 30, 1996 and 1995 the Company's investing activities used cash of $256.1 million and $182.3 million, respectively, of which capital expenditures were $143.9 million and $178.7 million, respectively. The decrease in capital expenditures was the result of a gradual decline in the building of cellular systems as the Company's network matures. In previous years, the Company concentrated on satisfying FCC cellular systems building requirements regarding the expansion of the geographic footprint or coverage area of Company held licenses. The Company currently focuses on capital investment to support customer growth and on improving customer call quality. In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology to the Company's new and existing customers in Las Vegas, Nevada. The introduction of CDMA technology in Las Vegas followed a six month market trial that began in early 1996. The Company plans to implement a gradual transition to CDMA technology in its other markets on a market by market basis as additional calling capacity is required to accommodate growth in call volume. This approach should provide time for anticipated digital technology improvements to be proven, while also avoiding premature capital expenditures. The Company expects that its investment in digital technology will increase over time as network capacity needs warrant.

       In the 1996 first quarter, the Company acquired cellular properties in South Carolina, North Carolina and Ohio and acquired additional partnership interests in Florida. The aggregate purchase price of these acquisitions totaled $109.6 million.


Cash Flows - Financing Activities

       During the six months ended June 30, 1996 and 1995 net cash received from financing activities was $128.8 million and $114.2 million, respectively. In 1995, cash received from financing activities principally reflects borrowings from Sprint. Following the Spin-off, capital to meet funding requirements is not available from Sprint and its subsidiaries. In conjunction with the Spin-off, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company as Paid-In Capital. Funding for the repayment was derived from proceeds of the Company's Senior Notes issued under the Indenture and initial borrowings under the Credit Facility. As part of its cash management program, the Company also incurs short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $50 million under certain debt covenants.


Liquidity and Capital Requirements

       Substantial capital is required to expand and operate the Company's existing cellular systems and to acquire interests in additional cellular systems. The Company has met its funding requirements in the past through existing cash resources, cash flow from operations and borrowings from Sprint. Prior to the Spin-off, the Company borrowed from Sprint to the extent its existing cash needs were not met through existing cash resources and cash flows from operations.

       The Company expects to make capital expenditures, excluding acquisitions, of approximately $280 million in 1996. Funding for these expenditures is expected to be derived from existing cash resources, cash flow from operations and borrowings under the Credit Facility. These expenditures will expand and enhance existing cellular systems. Enhancements will include a minimal level of digital technology deployment.

       Contingencies have been identified regarding class action lawsuits regarding customer notification as to the practice of billing for fractional minutes of service. The ultimate outcome of these matters and the potential effect on the financial condition and results of operations of the Company cannot be determined at this time. In addition, contingencies have been identified in the South Texas L.P. and New York L.P., the outcome of which cannot presently be determined.

       For the next several years, the Company does not expect its operations to generate sufficient cash flows to meet both future capital requirements for operating activities and cash requirements for acquisitions of ownership interests in cellular communications systems. Acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. The Company expects that it will need to raise additional funds through borrowings under the Credit Facility, the public or private sale of debt or the issuance of equity securities to make such acquisitions, subject to the limitations of an agreement entered into for a period of two years after the Spin-off by the Company and Sprint designed to preserve the tax-free status of the Spin-off. The Company believes that it will be able to obtain the needed access to the capital markets on suitable terms and that, together with borrowings under the Credit Facility and net cash provided by operations, it will have adequate capital to satisfy its projected funding requirements for operations in 1996 and thereafter. However, acquisitions and possibly other contingencies may require access to the capital markets in addition to funding under the Credit Facility. There can be no assurance that access to the capital markets can be obtained in amounts and on terms adequate to meet its objectives or that the borrowings or net cash from operations will be adequate to meet the Company's projected funding requirements.

       At June 30, 1996, the Company was not restricted or limited in its borrowing capacity under the Credit Facility. The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants included in the Credit Agreement and the Indenture.

       Effective May 31, 1996, the Company entered into a definitive agreement to acquire ICN's cellular operations. The Company will acquire ICN's interests in 20 markets in Pennsylvania, Ohio, Kentucky and West Virginia for $362 million of debt and 6.5 million shares of Company Common Stock. The debt includes $122 million of subordinated debt and approximately $240 million in senior debt. The proposed transaction is subject to the receipt of all necessary consents and government approvals. The Company expects to obtain the required amendments to certain covenants under the Credit Facility. In addition, the Company expects to have the borrowing capacity to incur the additional borrowings associated with the acquisition and may need to increase the commitment level available under the Credit Facility in order to meet future cash requirements for general corporate purposes.

15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      On or about March 29, 1996, a class action lawsuit was brought in the Chancery Court of Washington County, Jonesborough, Tennessee (the "Tennessee Action") on behalf of all customers in the Company's Tennessee markets regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. In April 1996, the original complaint was amended to enlarge the class of plaintiffs to include all customers in all of the Company's service areas. In late April 1996, the Tennessee Action was removed to the United States District Court for the Eastern District of Tennessee, Northern Division. The Company moved to dismiss the action and the plaintiff filed a motion to remand. On July 16, 1996, the Tennessee District Court granted the plaintiff's motion to remand and returned the case to the Chancery Court of Washington County. The Company's Motion to Dismiss is currently pending before the Chancery Court.

      On or about May 28, 1996, a class action lawsuit was brought in the Common Pleas Court of Erie County, Ohio (the "Ohio Action") on behalf of all customers in all of the Company's service areas regarding notification of the Company's practice with respect to billing for fractional minutes of service. On June 25, 1996, the Ohio Action was removed to the United States District Court for the Northern District of Ohio, Western Division. On July 18, 1996, the Company filed a Motion to Dismiss Or, In The Alternative, Stay pending resolution of the Tennessee Action. The basis for the Motion to Stay is the duplicity of the two actions. On July 24, 1996, the plaintiff filed a Motion to Remand to return the case to the state court.

      Discovery has not commenced in either case. The Company believes that both lawsuits are without merit, however, the ultimate outcome of these matters and the potential effect on the financial condition and results of operations of the Company cannot be determined at this time.

      The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Item 5.  Other Information.

                     360  COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   SELECTED PROPORTIONATE OPERATING RESULTS AND DATA

                                     (Unaudited)

     The following table sets forth supplemental financial data reflecting the proportionate consolidation of entities in which the Company holds interests significant to its operations. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with Generally Accepted Accounting Principles ("GAAP") (see Note 1 of "360 Communications Company and Subsidiaries Notes to Unaudited Interim Consolidated Financial Statements" set forth herein under "Financial Statements") and does not reflect operating results in accordance with GAAP. The proportionate operating data reflects the Company's ownership percentage of entities consolidated for financial reporting purposes and the Company's ownership percentage of certain of its significant unconsolidated entities which are accounted for under the equity method for financial reporting purposes. Because significant assets of the Company are not consolidated, the Company believes the following proportionate operating results facilitate the understanding and assessment of the overall extent of its investments. However, the operating data presented below are not indicative of the cash flow available to the Company with respect to its interests in unconsolidated entities. Such interests are subject to partnership agreements and other restrictions limiting the Company's ability to effect distributions of cash and other assets of the entity in which the Company holds a noncontrolling interest. The following table is not required by GAAP, and is not intended to replace and should not be viewed as being of greater significance than, or in isolation from, the consolidated financial statements prepared in accordance with GAAP.




                                          For the Three Months Ended          For the Six Months Ended
                                           and as of June 30,(1) <F1>          and as of June 30,(1)<F1>
                                        --------------------------------    ---------------------------------
                                               1996            1995               1996            1995
                                                                (Thousands of Dollars)
Operating Results:
Operating Revenues
Cellular Service Revenues                   $ 258,676      $  195,545      $     489,143     $  365,272
Equipment Sales                                10,839          12,339             20,102         23,548
                                              -------         -------            -------        -------
   Total Operating Revenues                   269,515         207,883            509,245        388,820
                                              -------         -------            -------        -------
Operating Expenses
Cost of Equipment Sales                        23,390          23,200             42,637         44,027
Operating, Selling, General, Administrative
  and Other Expenses                          142,769         114,314            281,894        217,229
Depreciation and Amortization                  35,810          28,630             69,895         56,285
                                              -------         -------            -------        -------
   Total Operating Expenses                   201,969         166,143            394,426        317,541
                                              -------         -------            -------        -------
Operating Income                             $ 67,546      $   41,740      $     114,819     $   71,279
                                              -------         -------            -------        -------

Other Operating Data:
EBITDA(2)  <F2>                             $ 103,356       $   70,370      $     184,714     $   127,564
EBITDA Margin (3)<F3>                           38.35%           33.85%             36.27%          32.81%
Capital Expenditures(4)<F4>                    86,185       $  118,330      $     141,283     $   164,447
Selected Net POPs (5) <F5>                 21,061,767       20,007,309         21,061,767      20,007,309
Proportionate Customers (6) <F6>            1,696,375        1,110,093          1,696,375       1,110,093
Average Proportionate Customers (7) <F7>    1,624,804        1,081,153          1,599,639       1,059,419
Churn                                             1.8%             1.8%               1.8%            1.8%
Penetration                                       8.1%             5.5%               8.1%            5.5%
Service Revenue per Average Customer per
  Month                                      $  53.07       $    60.29       $      50.96      $    57.46


- -------------
Notes to Selected Proportionate Operating Results and Data

<F1>
 (1) The proportionate operating results include the Company's ownership percentage of entities consolidated for financial reporting purposes as well as the Company's ownership percentage of certain unconsolidated equity investments which are significant to the Company, consisting of the Company's investments in cellular partnerships serving markets such as Chicago, IL; Houston, TX; Kansas City, MO; New York, NY; Omaha, NE; Orlando, FL; and Richmond, VA.
<F2>
 (2) EBITDA is defined as operating income plus depreciation and amortization and is included herein as supplemental disclosure because it is generally considered useful information regarding a company's ability to service debt. EBITDA, however, is not a measure determined in accordance with GAAP and should not be considered in isolation or as an alternative to net income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's performance or liquidity. Proportionate EBITDA represents the Company's ownership interest in the respective entities multiplied by the entities' EBITDA and, therefore, does not represent cash available to the Company.
 <F3>
 (3) EBITDA Margin represents EBITDA divided by Total Operating Revenues.
 <F4>
 (4) Capital Expenditures exclude acquisitions.
 <F5>
 (5) Selected Net POPs are the estimated market population multiplied by the Company's ownership interest in each presented market and excludes certain markets as described above.
 <F6>
 (6) Proportionate customers reflect total customers in each presented market in which the Company owns an interest multiplied by the Company's ownership interest.
<F7>
 (7) Average Proportionate Customers represents a simple average of beginning of period plus end of period proportionate customers divided by 2.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

    Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

    On Form 8-K dated April 23, 1996, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the first quarter of 1996 and the Company's execution of a letter of intent to acquire from ICN certain cellular properties in Pennsylvania, Ohio, Kentucky and West Virginia.

                                  SIGNATURE


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         360  Communications Company


                         By: /s/ Gary L. Burge
                             Gary L. Burge
                             Senior Vice President - Finance
                             (Principal Accounting Officer)



Date:  August 14, 1996

                                  EXHIBIT INDEX


Exhibit
Number                      Description of Exhibits

2.2 Exchange and Merger Agreement, dated as of May 31, 1996, by and among Independent Cellular Network Partners, James A. Dwyer, Jr., David Winstel, CC Industries, Inc., Ohio Cellular RSA, L.P., Ohio RSA Corporation, Quality Cellular Communications of Ohio, Inc., Cellular Plus, L.P., C-Plus, Inc., Quality Cellular Plus Communications, Inc., Henry Crown and Company (Not Incorporated ) and 360 Communications Company.

3.1 Amended and Restated Certificate of Incorporation of 360 Communications Company, as amended as of March 4, 1996.*

3.2           Amended and Restated Bylaws of 360 Communications Company.*

3.3 Certificate of Designation of First Series Junior Participating Preferred Stock of 360 Communications Company. (Filed as Exhibit 3.3 to Amendment No. 4 to Registration Statement No. 33-99756 and incorporated herein by reference.)

4.1 360 Communications Company's 7 1/8% Senior Note Due 2003 and 7 1/2% Senior Note Due 2006.*


4.2           Indenture dated as of March 7, 1996 between 360
              Communications Company and Citibank, N.A., as Trustee.*

4.3 Form of 360 Communications Company Common Stock, $0.01 par value, certificate.*

27            Financial Data Schedule.


- ------------
* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.