Form 10-Q
period 1996-09-30
360 DEGREE COMMUNICATIONS CO
filed 1996-11-14
CIK 1003959

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------


                                  FORM 10-Q
   (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1996

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


                             8725 W. Higgins Road
                               Chicago, Illinois
                                  60631-2702
                                (773) 399-2500
         (Address and telephone number of principal executive offices)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


  On November 13, 1996, 123,307,468 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................10


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................16

Item 2.   Changes in Securities ............................................*

Item 3.   Defaults Upon Senior Securities...................................*

Item 4.   Submission of Matters to a Vote of Security Holders...............*

Item 5.   Other Information.................................................17

Item 6.   Exhibits and Reports on Form 8-K..................................18
---------------
* No reportable information under this item.


When used in this Report, the words "intends," "expects," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally;continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduledimplementation of digital technology in its markets will be sufficient to meetor exceed the capabilities and quality of competing networks; the impact resulting from the loss of the Sprint name and the uncertainties and costs associated with the implementation of a new brand name; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs due to cellular fraud; the impact on the Company's operations that may arise from concerns suggesting cellular telephones may be linked to cancer; and the other factors discussed under the heading "Certain Risk Factors" in the Company's Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108) filed with the Securities and Exchange Commission, which section is hereby incorporated by reference herein. Forward looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                            (Thousands of Dollars)

                                                                    September 30,              December 31,
                                 ASSETS                                1996                        1995
                                                                   -------------               -------------
                                                                    (Unaudited)
Current Assets
Cash and Cash Equivalents                                        $        9,869              $       19,023
Accounts Receivable, less allowances
  of  $4,788 and $2,370,  respectively                                   89,257                      68,087
Other Receivables                                                        30,977                      29,799
Unbilled Revenue                                                         28,389                      23,481
Inventory                                                                17,002                      19,576
Other                                                                     6,267                       6,604
                                                                 ---------------             ---------------
    Total Current Assets                                                181,761                     166,570
                                                                 ---------------             ---------------

Property, Plant and Equipment                                         1,364,267                   1,151,157
Less: Accumulated Depreciation                                          395,237                     300,703
                                                                 ---------------             ---------------
Property, Plant and Equipment, net                                      969,030                     850,454
                                                                 ---------------             ---------------

Investments in Unconsolidated Entities                                  344,630                     318,287
Intangibles, net                                                        711,093                     632,756
Other Assets                                                             18,946                       5,179
                                                                 ---------------             ---------------
    Total Assets                                                 $    2,225,460              $    1,973,246
                                                                 ===============             ===============


                         LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities
Trade Accounts and Other Payables                                $      110,162              $      111,770
Advance Billings                                                         25,178                      20,559
Accrued Taxes                                                            33,453                      19,690
Short-Term Borrowings                                                    45,650
Accrued Agent Commissions                                                 6,905                      15,417
Other                                                                    36,731                      27,092
                                                                 ---------------             ---------------
    Total Current Liabilities                                           258,079                     194,528
                                                                 ---------------             ---------------

Long-Term Debt                                                        1,362,720
Advances From and Notes to Affiliates                                                             1,517,729
                                                                 ---------------             ---------------

Deferred Credits and Other Liabilities
Deferred Income Taxes                                                   111,460                      99,168
Postretirement and Other Benefit Obligations                              5,931                      12,859
                                                                 ---------------             ---------------
    Total Deferred Credits and Other Liabilities                        117,391                     112,027
                                                                 ---------------             ---------------

Minority Interests in Consolidated Entities                             179,115                     146,894
                                                                 ---------------             ---------------

Shareowners' Equity
Common Stock ($.01 par value; 1,000,000,000 shares
 authorized; 116,863,074 shares issued and outstanding)                   1,169                      11,541
Additional Paid-In Capital                                              623,287                     360,978
Accumulated Deficit                                                    (316,301)                   (370,451)
                                                                 ---------------             ---------------
    Total Shareowners' Equity                                           308,155                       2,068
                                                                 ---------------             ---------------
    Total Liabilities and Shareowners' Equity                    $    2,225,460              $    1,973,246
                                                                 ===============             ===============

      The accompanying Notes are an integral part of the Consolidated  Financial Statements.



                                       360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Thousands of Dollars)
                                                       (Unaudited)



                                                            For the Three Months                  For the Nine Months
                                                            Ended September 30,                   Ended September 30,
                                                     ---------------------------------     --------------------------------
                                                          1996               1995               1996               1995
                                                     --------------     --------------     -------------     --------------
OPERATING REVENUES
Cellular Service Revenues                            $     271,819      $     207,472      $    766,133      $     572,028
Equipment Sales                                              9,857             10,311            29,411             34,125
                                                     --------------     --------------     -------------     --------------
     Total Operating Revenues                              281,676            217,783           795,544            606,153
                                                     --------------     --------------     -------------     --------------

OPERATING EXPENSES
Cost of Service                                             24,148             17,488            68,492             50,489
Cost of Equipment Sales                                     25,046             27,324            71,010             77,933
Other Operations Expense                                    15,498             10,695            39,824             28,527
Sales, Marketing and Advertising Expenses                   48,527             35,697           143,146             97,719
General, Administrative and Other Expenses                  68,030             53,773           190,287            153,900
Depreciation and Amortization                               36,833             29,380           104,987             83,666
                                                     --------------     --------------     -------------     --------------
     Total Operating Expenses                              218,082            174,357           617,746            492,234
                                                     --------------     --------------     -------------     --------------

OPERATING INCOME                                            63,594             43,426           177,798            113,919
Interest Expense                                           (24,752)           (32,376)          (78,854)           (95,081)
Minority Interests in Net Income
   of Consolidated Entities                                (13,843)            (9,303)          (38,168)           (26,218)
Equity in Net Income of
   Unconsolidated Entities                                  16,339             12,003            40,359             23,566
Other Income (Expense), net                                    101             (1,236)              423             (1,188)
                                                     --------------     --------------     -------------     --------------
Income Before Income Taxes                                  41,439             12,514           101,558             14,998
Income Tax Expense                                          18,552              7,967            47,407             17,128
                                                     --------------     --------------     -------------     --------------
     Net Income (Loss)                               $      22,887      $       4,547      $     54,151      $      (2,130)
                                                     ==============     ==============     =============     ==============

Net Income (Loss) per Share (in Dollars)             $        0.20      $        0.04      $       0.46      $       (0.02)
                                                     ==============     ==============     =============     ==============

Weighted Average Shares
   Outstanding, in thousands                               117,086            116,844           117,060            116,600
                                                     ==============     ==============     =============     ==============



     The accompanying  Notes are an integral part of the Consolidated  Financial Statements.




                                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands of Dollars)
                                                  (Unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                 -------------------------------------
                                                                        1996                  1995
                                                                 ---------------       ---------------
Operating Activities
Net Income (Loss)                                              $       54,151        $       (2,130)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities:
     Depreciation and Amortization                                    104,987                83,666
     Deferred Income Taxes                                             19,119                11,131
     Equity in Net Income of Unconsolidated
       Entities, net of distributions                                 (25,104)                2,462
     Minority Interests in Net Income of
       Consolidated Entities                                           38,168                26,218
     Changes in Operating Assets and Liabilities
        Receivables, net                                              (16,009)              (22,173)
        Other Current Assets                                           (1,410)                8,265
        Trade Accounts and Other Payables                               1,825                 2,512
        Accrued Expenses and Other
            Current Liabilities                                        10,267                   105
        Noncurrent Assets and Liabilities, net                           (868)                2,484
     Other, net                                                         5,266                (1,596)
                                                               ---------------       ---------------
Net Cash Provided by Operating Activities                             190,392               110,944
                                                               ---------------       ---------------

Investing Activities
Capital Expenditures                                                 (193,543)             (270,027)
Acquisitions                                                         (109,613)               ------
Investment in Unconsolidated Entities and Other                       (14,709)               (3,642)
                                                               ---------------       ---------------
Net Cash Used by Investing Activities                                (317,865)             (273,669)
                                                               ---------------       ---------------

Financing Activities
Net Borrowings under Bank Revolving Credit Facility                   448,543                ------
Proceeds from Long-Term Debt                                          900,000                ------
Net Short-Term Borrowings                                              45,650                ------
Increase (Decrease) in Advances from Affiliates                    (1,400,000)              161,012
Contributions from Minority Investors                                   4,881                 6,093
Distributions to Minority Investors                                    (9,275)               (6,341)
Equity Contributions                                                  130,355                ------
Other                                                                  (1,835)               ------
                                                               ---------------         -------------
Net Cash Provided by Financing Activities                             118,319               160,764
                                                               ---------------       ---------------

Decrease in Cash and Cash Equivalents                                  (9,154)               (1,961)
Cash and Cash Equivalents at Beginning of Period                       19,023                 5,527
                                                               ---------------       ---------------
Cash and Cash Equivalents at End of Period                     $        9,869        $        3,566
                                                               ===============       ===============




     The accompanying  Notes are an integral part of the Consolidated  Financial Statements.



                     360  COMMUNICATIONS COMPANY AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Basis of Consolidation and Presentation

      360   Communications  Company and its subsidiaries  (the "Company")
provide wireless voice and data telecommunications services. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. On October 14, 1996, the Company announced plans to consolidate the North Carolina region with the Southeast region. The expanded region includes all markets in North Carolina, South Carolina, Florida and Alabama and is called the Southeast region. The Company operates in three additional regions in the United States: Mid-Atlantic, Midwest and West.

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

      Certain amounts have been reclassified to conform to the presentation used for the three months ended September 30, 1996.

2. Earnings Per Share

      Earnings per share was computed using weighted average shares outstanding, including common stock equivalents, totaling 117,086,280 and 116,843,988 for the three months ended September 30, 1996 and 1995, respectively, and 117,059,755 and 116,600,000 for the nine months ended September 30, 1996 and 1995, respectively. In 1995, Net Income (Loss) per Share was recalculated based upon the number of Sprint weighted average shares outstanding for each respective period, adjusted for a conversion ratio of 1 share of the Company's Common Stock to 3 shares of Sprint common stock.

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

      On October 31, 1996, the Credit Facility was amended and restated to increase the Company's borrowing capacity thereunder from $800 million to $1 billion.

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


                                                      For the Three Months                For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                  ---------------------------      ----------------------------
                                                     1996         1995                 1996           1995
   Results of Operations                            ------       ------               ------         ------

       Cellular Service Revenues                  $ 317,190      $ 254,475          $ 912,229      $ 734,444
       Equipment Sales                               12,733          5,333             35,137         29,687
                                                  ---------      ---------          ---------      ---------
       Total Operating Revenues                     329,923        259,808            947,366        764,131

       Cost of Equipment Sales                       32,718         18,105             84,406         60,820
       Operating, Selling, General,
         Administrative and Other Expenses          168,889        122,413            474,003        389,271
       Depreciation and Amortization                 29,881         24,692             86,024         73,496
                                                  ---------      ---------          ---------      ---------
       Total Operating Expenses                     231,488        165,210            644,433        523,587
                                                  ---------      ---------          ---------      ---------
       Operating Income                              98,435         94,598            302,933        240,544

       Other Income (Expense), net                     (978)          (277)            (5,101)         2,635
                                                  ----------      ---------         ---------      ---------
       Net Income                                 $  97,457       $ 94,321          $ 297,832      $ 243,179
                                                  ----------      ---------         ---------      ---------




5.  Income Taxes

      During the third quarter of 1996, the Company continued to evaluate and identify certain tax planning strategies. The annual effect of these tax planning strategies combined with the effect of increased earnings estimates resulted in an effective tax rate of 46.7% for the nine months ended September 30, 1996.


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


7. Acquisitions

      On January 31, 1996, the Company purchased additional partnership interests in Centel Cellular Company of Ft. Walton Beach Limited Partnership and Centel Cellular Company of Tallahassee Limited Partnership. Also on January 31, 1996, the Company purchased an operating license and related cellular assets in the North Carolina RSA 14 market. On February 23, 1996, the Company acquired an operating license and related assets in the Ohio RSA 1 market. In addition, on February 29, 1996, the Company purchased a 50% interest in South Carolina RSA No. 4 Cellular General Partnership, a 50% interest in South Carolina RSA No. 5 Cellular General Partnership and a 50% interest in South Carolina RSA No. 6 Cellular General Partnership. The aggregate purchase price of these acquisitions was approximately $109,613,000.

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

      On July 26, 1995, Cellco Partnership ("Cellco"), a partnership which is a general partner in the New York SMSA Limited Partnership (the "New York partnership"), an equity investee of the Company, was named as a defendant in a class action lawsuit brought by a subscriber, Mr. Daniel J. Mandell. The geographic scope of the class is uncertain but may include geographic areas and customers serviced by the New York partnership. The plaintiff alleges that the defendant's cellular operations are engaged in fraudulent, misleading, and deceptive practices by concealing the practice of rounding up airtime usage to bill in full minute increments. The plaintiff seeks an accounting of monies received as a result of the above conduct by the defendant, compensatory damages, punitive damages, treble damages pursuant to the New Jersey Consumer Fraud Act, and injunctive relief. The defendant's motion to dismiss on forum non conveniens grounds was refiled. Although the defendant has informed the New York partnership that it believes that it has meritorious defenses to the claims asserted against it, and intends to defend itself vigorously, the ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiffs prevail in their action. If an adverse judgment is entered, the potential effect on the financial condition and the results of operations of Cellco, the New York partnership and the Company cannot be ascertained at this time but may be material.

      The former general partner in the New York partnership was named as a defendant in a class action lawsuit brought on behalf of New York retail customers. The plaintiffs have alleged that the general partner has overcharged customers who experienced an involuntary disconnection ("dropped calls") of their mobile service calls during the period July 1985 through September 1994. Further, the plaintiffs allege that the amount of credit given for a dropped call, the New York partnership general partner's policy of requiring customers to specifically request such credits, and the absence of sufficient notice advising customers to actively request such credits were breaches of contract and deceptive practice. Discovery is ongoing at this time. The New York partnership is not a defendant in this matter having been dismissed from the case in the early stages of the litigation. The New York partnership has been informed that the defendant intends to defend itself vigorously but that the ultimate outcome of the matter cannot be determined. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiffs prevail in their action. If an adverse judgment is entered, the potential effect on the financial condition and the results of operations of the former general partner of the New York partnership, the New York partnership and the Company cannot be ascertained at this time but may be material.

         On July 2, 1996, a class action lawsuit was filed against Cellco. Steven Kahn, plaintiff, alleges that the defendant has failed to adequately disclose its automatic renewal policy, whereby annual agreements are automatically renewed unless a customer cancels the agreement prior to its expiration. The plaintiff contends that the renewals are unenforceable under a New York statute that requires a vendor to give notice to the consumer by personal service or certified mail of the automatic renewal at least 15 days and not more than 30 days prior to renewal. As a result, the plaintiff alleges that the defendant has breached its contracts by failing to provide the required notice, and seeks a ruling that all contracts are void or voidable. The plaintiff further contends that the defendant has been unjustly enriched by charges it has collected from consumers who were automatically renewed without legally sufficient notification. The complaint seeks compensatory damages in an amount not less than $10 million. The class action is brought on behalf of all New York customers who contracted with the defendant and who were automatically renewed since July 1990. Defendant's motion to dismiss was served on August 28, 1996. It argues that the named plaintiff lacks standing; that the statute does not apply to the defendant; that actual notice was provided; and that the court should dismiss the matter based on the primary jurisdiction doctrine. The ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiff prevails in this action. If an adverse judgment is entered, the potential effect on the financial condition and results of operation of Cellco, the New York partnership and the Company cannot be ascertained at this time but may be material.

      On August 13, 1996, a class action lawsuit was filed against Bell Atlantic Corporation ("BAC") and NYNEX Corporation ("NYNEX") d/b/a/ Bell Atlantic NYNEX Mobile (BANM). Christopher G. Kuhn, filing in Pennsylvania state court, alleges concealed full-minute billing, a concealed practice of charging landline termination fees, and concealed pricing arrangements with agents. The putative class is all Cellco subscribers since February 1, 1990. Relief sought includes statutory, treble and punitive damages, and injunctive relief. Cellco has agreed to accept service, but has not been served. On August 16, 1996, a second Pennsylvania state court action was filed against BAC and NYNEX d/b/a/ BANM. The plaintiff, Larry Carroll, alleges that the defendant acted improperly by failing to adequately disclose its practice of rounding-up airtime to bill in full-minute increments, failing to adequately disclose the practice of charging the customer landline charges, and failing to adequately disclose relationships with agents. In addition, the complaint alleges failure to disclose service quality issues resulting in an increased number of redials and reconnects, with a corresponding increase in cost to customers. The putative class is all Cellco subscribers since February 1, 1990. Relief sought includes actual and punitive damages and injunctive relief. Cellco has agreed to accept service, but has not been served. Although Cellco has not yet been served in the two Pennsylvania actions, it is likely that the complaints will soon be amended to name it. Cellco has informed the New York partnership that it believes that it has meritorious defenses to the claims asserted against it, and intends to defend itself vigorously. However, the ultimate outcome of the matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiffs prevail in their action. If an adverse judgment is entered, the potential effect on the financial condition and the results of operations of the former general partner of the New York partnership, the New York partnership and the Company cannot be ascertained at this time but may be material.

      On September 13, 1996, Region 2 of the National Labor Relations Board filed an amended and consolidated complaint against BAC, NYNEX, Cellco, the New York partnership and various other affiliated entities. The complaint alleges, in essence, that the respondents operated as a single integrated enterprise and as a single employer. As such, Cellco was liable for the collective bargaining obligations of its NYNEX partner. The substance of the charge is that the respondents unlawfully refused to recognize the Communications Workers of America (CWA) as the exclusive representative of the Operating Department working in the New York Metropolitan Area; that the respondents unlawfully repudiated the existing bargaining agreements; and unlawfully constructively discharged certain employees. Although the respondents believe they have meritorious defenses to the claims asserted against them, and intend to defend themselves vigorously, the ultimate outcome of the matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result if a judgment is entered separately against Cellco. If an adverse judgment is entered, the potential effect on the financial condition and results of operations on Cellco, the New York partnership, and the Company cannot be ascertained at this time but may be material.

      On August 13, 1996, Cellco was named as the defendant in a class action lawsuit brought by a subscriber, Hector M. Roman, alleging that the defendant violated the provisions of its form contract by billing subscribers for local landline charges for calls made in their home calling areas. Relief sought includes compensatory damages of not less than $5 million, and injunctive relief. The action is brought on behalf of all of defendant's subscribers billed for such charges. The defendant has filed a motion to dismiss pursuant to the doctrine of primary jurisdiction and based on federal preemption. The ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiff prevails in the action. If an adverse judgment is entered, the potential effect on the financial condition and results of the operations of Cellco, the New York partnership, and the Company cannot be ascertained at this time but may be material.

      On August 16, 1996, a class action was filed against Cellco, by Gary R. Goldman. The complaint alleges that the defendant's automatic renewal policy is in violation of the notice provision of a New York statute. The complaint further alleges that the defendant acted improperly in charging termination fees for contracts canceled beyond the initial terms of those contracts, and that it deliberately advertised its services in such a way to defraud consumers by misleading them into believing that they had no obligation to pay termination charges after the expiration of the initial term of the contract. The action is brought on behalf of all New York customers who paid termination charges, and seeks compensatory damages and injunctive relief. The ultimate outcome of this matter cannot be determined at the present time. The New York partnership may be allocated a portion of the damages that may result upon adjudication of this matter if the plaintiff prevails in this action. If an adverse judgment is entered, the potential effect on the financial condition and results of operations of Cellco, the New York partnership, and the Company cannot be ascertained at this time but may be material.


9.  Subsequent Event

      On November 1, 1996, the Company completed its previously announced acquisition (the "ICN Acquisition") of Independent Cellular Network, Inc. and affiliated companies (collectively, the "Acquired Companies") which own and operate cellular licenses and related systems and assets in Kentucky, Ohio, Pennsylvania and West Virginia. The Acquired Companies provide cellular service to approximately 140,000 customers in 20 markets representing an estimated 3.2 million potential customers. The Company acquired the Acquired Companies from Independent Cellular Network Partners and certain of its affiliates (collectively, "ICNP") for approximately $514 million, comprised of 6,500,000 shares of the Company's Common Stock, $122 million in aggregate principal amount of the Company's subordinated non-negotiable promissory notes and the Company's assumption of $240 million of Independent Cellular Network Partners' senior debt. The remaining portion of the purchase price was paid in cash.

      The Company's subordinated non-negotiable promissory notes issued in connection with the ICN Acquisition are due October 31, 2006 and accrue interest at the rate of 9.5% per annum, which may be reduced to 9.0% upon the occurrence of certain events, payable semiannually. Fifty percent of the interest due and owing will be paid on each interest payment date and the remaining fifty percent of the interest due and owing will be capitalized and become part of the principal amount owed thereunder. The $240 million of senior debt assumed by the Company in connection with the ICN Acquisition was refinanced, and the cash portion of the purchase price was funded, under the Credit Facility. On October 31, 1996, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and to increase the Company's borrowing capacity thereunder from $800 million to $1 billion.

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


Results of Operations

Customer Growth Rate

      Cellular customers increased to 1,850,500 at September 30, 1996 from 1,348,500 at September 30, 1995, resulting in a 37.2% increase. For the three months ended September 30, 1996 and 1995, the Company added 100,200 and 107,200 customers, respectively, through internal growth. For the nine months ended September 30, 1996, customer growth through acquisitions added 46,600 customers and internal growth added 302,100 new customers, while in the corresponding 1995 period, the Company added 308,500 customers through internal growth. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 8.84% at September 30, 1996 compared to 6.86% at September 30, 1995. During the three months ended September 30, 1996 and 1995, customer churn, the average monthly rate of customer disconnects, was 1.86% and 1.89%, respectively, and during the nine months ended September 30, 1996 and 1995 was 1.80% and 1.79%, respectively.

Cellular Service Revenues

         Cellular service revenues consist primarily of charges for airtime, access fees, roaming fees and other services. Cellular service revenues increased 31.0% and 33.9% in the three and nine months ended September 30, 1996 when compared to the corresponding 1995 periods, principally from growth in the number of cellular customers. Increased distribution channels, expanded network capacity, declining cellular telephone equipment prices and pricing plans targeted at particular market segments are key factors contributing to the Company's customer growth. In addition, acquisitions completed in the first quarter of 1996 contributed $11.0 million and $25.5 million of service revenues in the three and nine months ended September 30, 1996, respectively.

      Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, a trend attributable to declining cellular telephone equipment prices and increased promotional activities (i.e. packaging, special rate plans), an increased awareness of the benefits of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. As a result, cellular service revenue growth has not kept pace with the level of growth in the number of customers. Service revenue per average customer per month was $50.34 and $53.35 during the three months ended September 30, 1996 and 1995, respectively, and $50.54 and $53.66 during the nine months ended September 30, 1996 and 1995, respectively. The
Company expects that service revenue per average customer per month will continue to decline as penetration rates continue to increase.

      In an effort to increase cellular telephone usage through increased roaming airtime, the Company expects the continuation of the industry-wide trend for negotiated reduced roaming rates between carriers, which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers are ultimately passed on to customers, thus stimulating increased usage. Roaming airtime minutes increased during the three and nine months ended September 30, 1996, when compared to the same periods in 1995, the major factor contributing to the $15.5 million and $40.6 million increase in roaming revenue for the three and nine months ended September 30, 1996.

      Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets, additional revenue generated from the increasing availability of a variety of enhanced services and products and by the Company's success in acquiring additional cellular communications systems to further strengthen its existing regional clusters. The percentage growth rate of new customers is expected to decline as the customer base grows. Future revenue growth will also be impacted by the Company's entrance into the long distance and paging businesses. In August, the Company began marketing residential long distance service in 13 of the 14 states in which the Company provides wireless service and expects to offer service in New Mexico by the end of the year. The Company also began reselling paging in two markets and plans to expand service to its other existing markets by the end of the year. An improved competitive position, reduced cellular churn and increased brand awareness are expected as the long distance and paging service businesses mature.

Equipment Sales

      Equipment sales consist of revenues from sales of cellular telephone equipment and accessories. Equipment sales decreased 4.4% and 13.8% in the three and nine months ended September 30, 1996 when compared to the corresponding 1995 periods, despite an increase in the number of telephone units sold. Competitive market pressures have resulted in a continued trend of selling equipment at discounted prices. Although declining cellular telephone prices have generated increased activations of cellular service, gross margins on equipment sales declined in the nine months ended September 30, 1996 when compared to the corresponding 1995 period as the Company continues to sell cellular telephones at or below cost. The Company experienced a slight improvement in the negative gross margins in the three months ended September 30, 1996 when compared to the corresponding 1995 period, however, the Company expects competitive market pressures and negative gross margins on equipment sales to continue.

Cost of Service, Other Operations Expense, Sales, Marketing and Advertising Expenses and General, Administrative and Other Expenses

      Cost of service, other operations expense, sales, marketing and advertising expenses and general, administrative and other expenses increased due principally to growth in the cellular customer base. Expense levels in the three months ended September 30, 1996 were also impacted by charges associated with start-up expenses for residential long distance service and two major hurricanes that affected the Company. During the three months ended September 30, 1996 and 1995, these expenses as a percent of cellular service revenues were 57.5% and 56.7%, respectively, and during the nine months ended September 30, 1996 and 1995 were 57.7% and 57.8%, respectively.

      Economies of scale in the three and nine months ended September 30, 1996 were offset by increased expense levels experienced in the three months ended September 30, 1996. The Company incurred $680,000 of additional maintenance expenses caused by two major hurricanes and $808,000 of start-up expenses incurred in connection with the initiation of residential long distance service. In the three and nine months ended September 30, 1996, bad debt expense increased $2.9 million and $5.8 million, respectively, due to the overall increase in the level of consumer debt delinquencies nationwide. The Company continues to expect a gain in future economies of scale from serving additional customers, improved operational support systems, strong revenue growth and improved productivity.

      In the three and nine months ended September 30, 1996, expenses were impacted by $5.3 million and $21.5 million, respectively, of additional advertising, promotional and other marketing expense associated with the planned introduction of the Company's new brand name. This increase also resulted in an increase in sales, marketing and advertising costs to acquire a new customer. Such costs were $312 and $291 during the three months ended September 30, 1996 and 1995, respectively, and $317 and $286 during the nine months ended September 30, 1996 and 1995, respectively.

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

Depreciation and Amortization

      Acquisitions of cellular communications systems generated intangible assets, such as FCC license costs and goodwill, which are being amortized over 40 years. During the three and nine months ended September 30, 1996 amortization expense increased 12.2% and 10.1%, respectively, when compared to the corresponding periods in 1995. The increase is attributable to acquisitions completed in the first quarter of 1996.

      During the three and nine months ended September 30, 1996 depreciation expense increased 27.9% and 28.7%, respectively, when compared to the corresponding period in 1995. During the three months ended September 30, 1996 and 1995, depreciation as a percent of cellular service revenues was 11.6% and 11.9%, respectively, and during the nine months ended September 30, 1996 and 1995 was 11.6% and 12.1%, respectively. The increase in depreciation expense in 1996 when compared to the corresponding 1995 periods is the result of increased capital investment in the Company's cellular network.

Interest Expense

      Interest expense decreased in the three and nine months ended September 30, 1996 when compared to the corresponding prior year periods due to decreases in interest rates and borrowing levels. Prior to the Spin-off, the Company borrowed from Sprint, primarily to fund construction costs and start-up losses, at interest rates based on prime plus 2 percent and a 30 day commercial paper rate. The annualized average interest rate for the three and nine months ended September 30, 1995 was 8.7% and 8.3%, respectively. The annualized interest rate for the three and nine months ended September 30, 1996 was 7.0% and 7.2%, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, borrowings under the Credit Facility with interest rates based on the London Interbank Offered Rate plus 50 basis points and market based short-term borrowings.

Equity in Net Income of Unconsolidated Entities

      "Equity in Net Income of Unconsolidated Entities" represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and nine months ended September 30, 1996, when compared to the prior year periods, primarily as a result of increased income generated by minority cellular investments which continue to mature and increase penetration.

      The South Texas and New York partnerships, two of the Company's equity investees, are parties to separate legal proceedings. Because the outcome of such legal proceedings has not been determined by the partnerships, no provision for any liability that may result upon adjudication of that litigation has been made in the unaudited interim consolidated financial statements. The Company's combined investments in these partnerships, including intangible assets recorded in connection with the acquisitions of these partnerships, was $225.2 million at September 30, 1996 and its combined equity in the net income of these partnerships, net of amortization of intangible assets, was $6.6 million and $18.2 million for the three and nine months ended September 30, 1996, respectively. In view of the uncertainty regarding such litigation, there can be no assurance that the outcome of such litigation will not have a material adverse effect on the Company's investment in these partnerships or in its equity in the combined income of such partnerships.

Competition

      Cellular carriers compete primarily against the other cellular carriers in each market. However, companies with PCS licenses have begun to offer their products and services in several of the Company's serving areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory and offering new features, products and services to its customers. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. However, there can be no assurance that these measures will completely mitigate the pressures associated with the expected increase in the level of PCS competition.


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

Cash Flows - Operating Activities

      Cash flows from operating activities were $190.4 million and $110.9 million for the nine months ended September 30, 1996 and 1995, respectively. Operating cash flow increases are due to improved operating results. Although future operating cash flows will continue to be impacted by the advertising, promotional and other marketing expenses associated with the introduction and promotion of the Company's new brand name, the Company expects cash flows generated by operating activities to continue to increase.

Cash Flows - Investing Activities

      During the nine months ended September 30, 1996 and 1995 the Company's investing activities used cash of $317.9 million and $273.7 million, respectively, of which capital expenditures were $193.5 million and $270.0 million, respectively. The decrease in capital expenditures was the result of the maturing of the Company's network. In previous years, the Company concentrated on satisfying FCC cellular systems build-out requirements regarding the expansion of the geographic footprint or coverage area of Company held licenses, in addition to capital investment to support customer growth. With the geographic areas of its licensed areas essentially covered, the Company currently focuses on capital investment to support customer growth and on improving customer call quality. In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology to the Company's new and existing customers in Las Vegas, Nevada. The introduction of CDMA technology in Las Vegas followed a six month market trial that began in early 1996. The Company plans to implement a gradual transition to CDMA technology in its other markets on a market by market basis as additional network capacity is required to accommodate growth in call volume. This approach should provide time for anticipated digital technology improvements to be proven, while also avoiding premature capital expenditures. The Company expects that its investment in digital technology will increase over time as network capacity needs warrant.

      In the first quarter of 1996, the Company acquired cellular properties in South Carolina, North Carolina and Ohio and acquired additional partnership interests in Florida. The aggregate purchase price of these acquisitions totaled $109.6 million.

      On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. To the extent feasible, the Company intends to exchange some or all of its minority investments in cellular communications systems for increased ownership interests in its controlled markets or for ownership interests in new markets in which it could obtain control.

Cash Flows - Financing Activities

      During the nine months ended September 30, 1996 and 1995 net cash received from financing activities was $118.3 million and $160.8 million, respectively. In 1995, cash received from financing activities principally reflected borrowings from Sprint. Following the Spin-off, capital to meet funding requirements is not available from Sprint and its subsidiaries. In conjunction with the Spin-off, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company as Paid-In Capital. Funding for the repayment was derived from proceeds of the Company's Senior Notes issued under the Indenture and initial borrowings under the Credit Facility. As part of its cash management program, the Company also incurs short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $50 million under certain debt covenants.

Liquidity and Capital Requirements

      Substantial capital is required to expand and operate the Company's existing cellular systems and to acquire interests in additional cellular systems. The Company meets its funding requirements through existing cash resources, cash flow from operations and borrowings under the Credit Facility. Prior to the Spin-off, the Company borrowed from Sprint to the extent its existing cash needs were not met through existing cash resources and cash flows from operations.

      Including capital expenditures to be incurred in the fourth quarter related to the recently completed ICN Acquisition, the Company expects to make capital expenditures, of approximately $300 million in 1996. Funding for these expenditures is expected to be derived from existing cash resources, cash flow from operations and borrowings under the Credit Facility. These expenditures expand and enhance existing cellular systems. Enhancements include a minimal level of digital technology deployment.

      Contingencies have been identified regarding class action lawsuits regarding customer notification as to the practice of billing for fractional minutes of service. The ultimate outcome of these matters and the potential effect on the financial condition and results of operations of the Company cannot be determined at this time. In addition, contingencies have been identified in the South Texas and New York partnerships, the outcome of which cannot presently be determined.

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

      At September 30, 1996, the Company was not restricted or limited in its borrowing capacity under the Credit Facility. The aggregate amount of additional borrowings which can be incurred is ultimately limited by certain covenants included in the Credit Agreement and the Indenture.

      On November 1, 1996, the Company completed its previously announced acquisition (the "ICN Acquisition") of Independent Cellular Network, Inc. and affiliated companies (collectively, the "Acquired Companies") which own and operate cellular licenses and related systems and assets in Kentucky, Ohio, Pennsylvania and West Virginia. The Acquired Companies provide cellular service to approximately 140,000 customers in 20 markets representing an estimated 3.2 million potential customers. The Company acquired the Acquired Companies from Independent Cellular Network Partners and certain of its affiliates (collectively, "ICNP") for approximately $514 million, comprised of 6,500,000 shares of the Company's Common Stock $122 million in aggregate principal amount of the Company's subordinated non-negotiable promissory notes and the Company's assumption of $240 million of Independent Cellular Network Partners' senior debt. The remaining portion of the purchase price was paid in cash.

      The Company's subordinated non-negotiable promissory notes issued in connection with the ICN Acquisition are due October 31, 2006 and accrue interest at the rate of 9.5% per annum, which may be reduced to 9.0% upon the occurrence of certain events, payable semiannually. Fifty percent of the interest due and owing will be paid on each interest payment date and the remaining fifty percent of the interest due and owing will be capitalized and become part of the principal amount owed thereunder. The $240 million of senior debt assumed by the Company in connection with the ICN Acquisition was refinanced, and the cash portion of the purchase price was funded, under the Credit Facility. On October 31, 1996, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and to increase the Company's borrowing capacity thereunder from $800 million to $1 billion.

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




                                                 For the Three Months       For the Nine Months
                                                    Ended and as of           Ended and as of
                                                   September 30,(1)<F1>      September 30,(1)<F1>
                                                ---------------------      ----------------------
                                                  1996        1995            1996         1995
                                                --------    --------        --------      --------
                                                             (Thousands of Dollars)
Operating Results:

Operating Revenues
Cellular Service Revenues                      $ 268,403    $ 208,500     $  757,546    $ 573,772
Equipment Sales                                   10,374        9,570         30,476       33,118
                                               ---------    ---------     ----------    ----------
Total Operating Revenues                         278,777      218,070        788,022      606,890
                                               ---------    ---------     ----------    ----------
Operating Expenses
Cost of Equipment Sales                           25,272       24,650         70,986       72,584
Operating, Selling, General, Administrative
 and Other Expenses                              152,646      118,487        431,463      331,809
Depreciation and Amortization                     37,675       29,760        107,570       86,045
                                               ---------    ---------     ----------   ----------
    Total Operating Expenses                     215,593      172,897        610,019      490,438
                                               ---------    ---------     ----------   ----------
Operating Income                               $  63,184    $  45,173   $    178,003   $  116,452
                                               ---------    ---------     ----------   ----------
Other Operating Data:
EBITDA (2)<F2>                               $   100,859  $    74,933    $   285,573   $  202,497
EBITDA Margin (3)<F3>                              37.58%       35.94%         37.70%       35.29%
Capital Expenditures (4)<F4>                 $    54,858  $    83,494    $   196,141   $   247,941
Selected Net POPs (5)<F5>                     21,214,434   20,007,309     21,214,434    20,007,309
Proportionate Customers (6)<F6>                1,807,069    1,299,593      1,807,069     1,299,593
Average Proportionate Customers (7)<F7>        1,751,722    1,204,843      1,654,986     1,154,169
Churn                                                1.9%         2.0%           1.9%          1.8%
Penetration                                          8.5%         6.5%           8.5%          6.5%
Service Revenue per Average Customer per
 Month                                       $     51.07  $     57.68    $     50.86   $     55.24







-------------
Notes to Selected Proportionate Operating Results and Data

<F1>
 (1) The  proportionate   operating  results  include  the  Company's  ownership
     percentage of entities  consolidated  for financial  reporting  purposes as well as the Company's ownership percentage of certain unconsolidated equity investments  which  are  significant  to  the  Company,  consisting  of the
     Company's  investments  in cellular  partnerships  serving  markets such as
     Chicago,  IL;  Houston,  TX;  Kansas City,  MO; New York,  NY;  Omaha,  NE;
     Orlando, FL; and Richmond, VA.
<F2>
(2)  EBITDA is defined as operating  income plus  depreciation  and amortization and is included herein as supplemental  disclosure  because it is generally considered  useful  information  regarding a  company's  ability to service debt. EBITDA,  however, is not a measure determined in accordance with GAAP and should not be  considered  in  isolation  or as an  alternative  to net income (loss),  cash flow provided by operating  activities or other income or cash flow data  prepared  in  accordance  with GAAP or as a measure of a company's  performance or liquidity.  Proportionate  EBITDA  represents the
     Company's  ownership interest in the respective  entities multiplied by the entities' EBITDA and,  therefore,  does not represent cash available to the
     Company.
<F3>
(3) EBITDA Margin represents EBITDA divided by Cellular Service Revenues.
<F4>
(4) Capital Expenditures exclude acquisitions.
<F5>
(5) Selected Net POPs are the  estimated  market  population  multiplied  by the
    Company's  ownership  interest in each presented market and excludes certain markets as described above.
<F6>
(6) Proportionate customers reflect total customers in each presented market in which the Company owns an interest  multiplied by the Company's ownership interest.
<F7>
(7) Average Proportionate  Customers represents a simple average of beginning of period plus end of period proportionate customers
    divided by 2.




Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

    Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

    On Form 8-K, dated July 16, 1996 under, "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the second quarter of 1996 and the Company's plans to begin offering CDMA digital technology to its Las Vegas customers in early August 1996.

                                  SIGNATURE



   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         360  Communications Company


                         By: /s/ Gary L. Burge
                            --------------------------
                             Gary L. Burge
                             Senior Vice President - Finance
                             (Principal Accounting Officer)



Date:  November 14, 1996

                               EXHIBIT INDEX


Exhibit
Number                         Description of Exhibits

2.3 First Amendment to Exchange and Merger Agreement, dated as of November 1, 1996, by and among Independent Cellular Network Partners, James A. Dwyer, Jr., David Winstel, CC Industries, Inc., Ohio Cellular RSA, L.P., Ohio RSA Corporation, Quality Cellular Communications of Ohio, Inc., Cellular Plus, L.P., C-Plus, Inc., Quality Cellular Plus Communications, Inc., Henry Crown and
           Company  (Not  Incorporated  ) and  360 Communications
           Company. (Filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated November 1, 1996, File No. 1-14108, and incorporated herein by reference.)

3.1 Amended and Restated Certificate of Incorporation of 360 Communications Company, as amended as of March 4, 1996.*

3.2        Amended and Restated Bylaws of 360 Communications Company.*

3.3 Certificate of Designation of First Series Junior Participating Preferred Stock of 360 Communications Company. (Filed as Exhibit 3.3 to Amendment No. 4 to Registration Statement No.33-99756 and incorporated herein by reference.)

4.1 360 Communications Company's 7 1/8% Senior Note Due 2003 and7 1/2% Senior Note Due 2006.*


4.2 Indenture dated as of March 7, 1996 between 360 Communications Company and Citibank, N.A., as Trustee.*

4.3 Form of 360 Communications Company Common Stock, $0.01 par value, certificate.*

4.4 Form of 360 Communications Company's Subordinated Non-Negotiable Promissory Note (included in Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,1996, File No. 1-14108, and incorporated herein by reference).

27         Financial Data Schedule.


------------
* Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.