Form 10-K
period 1996-12-31
360 COMMUNICATIONS CO
filed 1997-03-31
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-K
   (Mark One)
      |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
      |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 1-14108

                           360 COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                           47-0649117
  (State or other jurisdiction                              (I.R.S. Employer
          of incorporation)                                  Identification No.)


                              8725 W. Higgins Road
                                Chicago, Illinois
                                   60631-2702
                                 (773) 399-2500
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                              which registered

 Common Stock, $0.01 par value                         New York Stock Exchange
 Preferred Stock Purchase Rights                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X           No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On March 26, 1997, 123,310,118 shares of the registrant's Common Stock were outstanding. The aggregate market value on March 26, 1997 of the registrant's Common Stock held by non-affiliates of the registrant was $2,358,306,006.

                       Documents Incorporated by Reference

         Certain portions of the registrant's definitive proxy statement for the annual meeting of shareowners to be held on May 6, 1997 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1. Business...........................................................   1
Item 2. Properties.........................................................  18
Item 3. Legal Proceedings..................................................  18
Item 4. Submission of Matters to a Vote of Security Holders................  19
Item 4a.Executive Officers of the Registrant...............................  19

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters............................................................  21
Item 6. Selected Consolidated Financial Data...............................  23
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  24
Item 8. Financial Statements and Supplementary Data........................  34
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  59

                                 PART III

Item 10.Directors and Executive Officers of the Registrant.................  60
Item 11.Executive Compensation.............................................  60
Item 12.Security Ownership of Certain Beneficial Owners and Management.....  60
Item 13.Certain Relationships and Related Transactions.....................  60

                                  PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K....  64



When used in this Report, the words "intends," "expects," "plans," "estimates," "anticipates," "projects," "believes," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; the impact on the Company's operations that may arise from concerns suggesting cellular telephones may be linked to cancer; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the heading "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108), which section is hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                      TERMS

     Certain terms used herein are defined as follows.

     Airtime: The total time that a cellular telephone channel is occupied including call time and tear-down time.

     Analog: Transmission method employing a continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound, light or position.

     Bandwidth: Difference between the top and bottom limiting frequencies of a continuous frequency band. Also indicates the information-carrying capacity of a channel. FCC-licensed cellular operators have been allocated a continuous 25 MHz bandwidth in the 850-900 MHz band.

     Broadband: The type of FCC license that has or will be awarded in the PCS auctions in the 1850-1990 MHz band.

     BTA: One of the 493 Basic Trading Areas, which are smaller than MTAs, into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide.

     Caller Line ID: A call management feature that displays the phone number of the incoming caller on the cellular telephone handset.

     CDMA: Code Division Multiple Access digital technology. Technique that spreads a signal over a frequency band that is larger than the signal to enable the use of a common band by many cellular signals and to achieve signal security and privacy.

     Cell site: The entire infrastructure and radio equipment associated with a cellular transmitting and receiving station, including the land, building, tower, antennas and electrical equipment.

     Cell splitting: Dividing a single cell into a number of smaller cells served by lower tower transmitters, thereby increasing the ability to reuse frequency and the number of calls that can be handled in a given area.

     Churn: The rate of customer defection, typically expressed as a percentage of the total customer base.

     Cluster: A group of contiguous markets, the provision of which facilitates wide areas of uninterrupted cellular service, reduced airtime rates, automatic delivery of inbound calls and simplified dialing patterns.

     Communications Act: The Communications Act of 1934, as amended.

     Controlled markets: Markets in which the Company's ownership percentage is 50% or greater.

     Controlled POPs: The Net POPs in a controlled market.

     Digital: Transmission system in which information is transmitted in a series of pulses.

     EBITDA: Operating income plus depreciation and amortization. EBITDA is included herein as supplemental disclosure because it is generally considered useful information regarding a company's ability to service debt. EBITDA, however, is not a measure determined in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for an alternative to net income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP or as a measure of a company's operating performance or liquidity.

     ESMR: Enhanced Specialized Mobile Radio communications services, supplied by converting analog SMR services into an integrated, digital transmission system providing for call hand-off, frequency reuse and wide call delivery networks.

     FAA: The United States Federal Aviation Administration.

     FCC: The United States Federal Communications Commission.

     FCC Rules: The rules promulgated by the FCC governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular communications service.

     Managed market: A cellular telephone market that is managed and operated by the Company on a day-to-day basis.

     Market: An MSA or RSA.

     Message Retrieval Service: An enhanced call management feature which notifies the cellular customer that a voicemail message is waiting.

     MSA: One of the Metropolitan Statistical Areas for which the FCC licensed cellular communications systems.

     MSC: A mobile switching center, through which cell sites are connected to the local landline telephone network.

     MTA: One of the 51 Major Trading Areas into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide.

     N-AMPS: Narrowband Advanced Mobile Phone Service, an enhanced analog technology providing a three-fold capacity increase over conventional analog technology.

     Net POPs: The estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed by the FCC to operate a cellular communications system within that service area.

     Non-wireline license: The license for a market initially awarded to a company or group that was not affiliated with a local landline telephone carrier in such market.

     PCS: Personal Communications Services. PCS is the term commonly used to describe the services that will be offered by the companies that acquired PCS licenses.

     Penetration rate: Customers divided by POPs in a given area.

     POPs: The estimate of the 1996 population of a MSA or RSA, as derived from the 1995 population estimates prepared by Strategic Mapping, Inc.

     RBOCs: The Regional Bell Operating Companies.

     Reseller: A company that provides cellular service to customers but does not hold a FCC cellular license or own cellular facilities. A reseller buys blocks of cellular telephone numbers from a licensed carrier and, in turn, sells service through its own distribution network to the public.

     RF: Radio Frequency.

     Roaming: The ability of cellular customers to make or receive calls when traveling in another cellular company's system. Roaming occurs when a cellular customer leaves the cellular carrier's home area and uses his cellular phone.

     Roaming agreements: Agreements entered into with other domestic cellular companies that allow the Company's customers to make or receive calls when traveling in another cellular company's system.

     RSA: One of the Rural Service Areas for which the FCC licensed cellular communications systems.

     Service area: An MSA or RSA.

     SMR: Specialized Mobile Radio communications services.

     SuperNet: A product offered by the Company which provides seamless hand-off from the Company's network to a neighboring cellular network and automatic delivery of inbound calls to the neighboring market. SuperNet is a registered service mark.

     Voice-activated dialing: A feature which allows customers to place a call by speaking aloud the telephone number they wish to dial.

     Wireline license: The license for a market initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market.

                                     PART I

Item 1.  Business.

General

     360 Communications Company is one of the leading and most established wireless communications companies in the United States. As of December 31, 1996, the Company served more than 2.1 million customers in more than 140 markets in 16 states throughout the country. The Company's interests in these markets represent approximately 20.9 million Net POPs as of December 31, 1996 The Company also owns, as of December 31, 1996, minority interests in 53 additional cellular telephone markets representing approximately 4.4 million Net POPs, including the New York, New York; Chicago, Illinois; Houston, Texas; and Orlando, Florida MSAs. The Company sells and markets wireless voice and data services and related products, as well as residential long distance service, through a distribution network consisting of nationally recognized and local dealers, full service retail stores and a direct sales force. As used herein, the term "Company" means 360 Communications Company and its subsidiaries, unless the context indicates otherwise.

     The Company operates in four regions in the United States: Mid-Atlantic, Midwest, Southeast and West. The Company consolidated a fifth region, the North Carolina region, with the Southeast region in the fourth quarter of 1996. The Company's controlled markets comprising each region include a number of geographic operating clusters which are primarily located in mid-sized communities.

     For the period from January 1, 1990 to December 31, 1996, the Company grew its customer base by a compounded annual growth rate of 52%. As of December 31, 1996, the Company had a cellular penetration rate of 8.9% in the markets that it controlled. Twenty-seven of the Company's controlled markets had cellular penetration rates in excess of 10%, eight of which had penetration rates in excess of 15%. For the year ended December 31, 1996, the Company's average monthly churn rate was 1.86%.

     The Company was incorporated in October 1982 under the laws of the State of Delaware by Centel Corporation. The Company, then known as Centel Cellular Company, received its first operating license from the United States Federal Communications Commission ("FCC") in 1985. Over the next three years, the Company received additional licenses to operate wireline systems in 19 small and medium-sized metropolitan areas, including MSAs in Las Vegas, Nevada; Greensboro, North Carolina; and Tallahassee, Florida. In 1988, the Company's aggressive expansion effort included the acquisition of United TeleSpectrum, Inc. from Sprint Corporation ("Sprint"). Valued at more than $750 million, the acquisition more than doubled the size of the Company, adding approximately 7.9 million Net POPs and making it the second largest domestic cellular company at that time in terms of the number of markets served. On March 9, 1993, Centel Corporation, then the Company's immediate parent, merged with a wholly-owned subsidiary of Sprint, and the Company changed its name to Sprint Cellular Company. In February 1996, the Company changed its name to 360 Communications Company. On March 7, 1996, Sprint completed the spinoff of the Company through a pro rata distribution to Sprint shareholders of all of the Common Stock, $0.01 par value (the "Common Stock"), of the Company (the "spinoff").

Growth and Operating Characteristics of the United States Cellular Industry

     The United States cellular telephone industry has operated as a regulated duopoly. The industry, however, is changing as a result of the emergence of new wireless competitors, such as PCS licensees. See "Business-Governmental Regulation-Regulation and Licensing of Cellular Communications Systems" and "Business-Competition." For the year ended December 31, 1996, the cellular industry reported total revenues of $23.6 billion versus $19.1 billion in 1995. The total number of cellular customers grew by 30.0% during 1996, expanding the customer base from an estimated 33.8 million to an estimated 44.0 million customers. The cellular industry's penetration rate as of December 31, 1996, was 16.6% for both carriers on a nationwide basis, or 8.3% for the average carrier on a nationwide basis.

     The industry's rapid growth has been aided by vigorous competition and rapid technological advancement. Industry growth has also been aided by nationwide roaming agreements which have made it possible for customers to use their cellular telephones nearly everywhere in the United States. This ubiquity of service is one of the industry's greatest strengths. While industry growth continues to be strong, average revenue per customer has declined consistently. This trend is indicative of the industry's penetration of consumer markets as well as competitive pressures on airtime rates.

     The following table sets forth certain domestic cellular industry statistics published by the Cellular Telecommunications Industry Association as of December 31, and for each of the five years in the period ended December 31, 1996.

                                               December 31,
                             --------------------------------------------------

Cellular Industry Statistics   1996       1995       1994      1993      1992
                             --------   --------   --------  --------   -------

----------------------------
Total Service Revenues
   (dollars in billions)      $23.6      $19.1      $14.2     $10.9      $7.8
Cellular Customers
   (millions)                  44.0       33.8       24.1      16.0      11.0
Customer Growth
   (year-over-year)            30.0%      40.0%      50.8%    45.1%      46.0%
Average Monthly Bill per
   Customer (dollars)         $47.70     $51.00     $56.21    $61.49    $68.68
Penetration-Average
   Carrier*                     8.3%       6.5%       4.7%     3.1%       2.2%

-------------------------

       * Represents the total nationwide cellular penetration, divided by two to reflect two cellular licensees in each market.

     In March 1995, the FCC commenced its licensing of Personal Communications Services ("PCS") by completing the auctioning of two 30 MHz licenses in each of 51 MTAs. Since that time, the FCC has auctioned an additional 60 MHz of spectrum (three 10 MHz BTA licenses and one 30 MHz BTA license) for such potential licensees. Licenses for all three 30 MHz frequency blocks have now been issued; applications of the winning bidders for the three 10 MHz licenses are currently being processed. PCS is the term commonly used to describe the services that will be offered by the companies that acquired licenses in the FCC auctions. The FCC has limited the amount of PCS spectrum which current cellular carriers (and other commercial mobile radio service licensees) can obtain within their service areas. As a result, it is possible that in addition to the two cellular carriers, an additional five or six wireless providers could compete in any given service area.

     Despite the fact that PCS operators compete directly with the Company, the Company believes that the existence of new competitors and increased capacity should change the existing competitive dynamics of the industry by significantly increasing penetration rates and the overall size of the market for wireless communications services. The Company believes that the entrance of new competitors caused cellular growth to accelerate in other telecommunications markets. The United Kingdom wireless market, for example, experienced increased cellular growth rates following the introduction of PCS services. See "Business-Competition."

Markets and Clusters

     The following table sets forth as of December 31, 1996 (i) the markets in which the Company owns an interest in a cellular system by region and by cluster, (ii) the wireline or non-wireline nature of the market, (iii) the total population of the market (as derived from 1995 population estimates prepared by Strategic Mapping, Inc.), (iv) the Company's ownership percentage of the system, and (v) the Company's Net POPs based on its ownership percentage:


                                                  Wireline/       Total       Ownership
                                                 Non-wireline   Population    Percentage     Net POPs
                                                 ------------   ----------    ----------     --------
CONTROLLED MARKETS
Mid-Atlantic Region:
  Central Virginia Cluster:
       Charlottesville, VA                          WL           142,009       100.0%         142,009
       Danville, VA                                 WL           110,396        75.0           82,797
       Lynchburg, VA                                WL           159,274       100.0          159,274
       Virginia RSA 4B2                             WL           105,326       100.0          105,326
       Virginia RSA 6B2                             WL            13,527       100.0           13,527
       Virginia RSA 7B2                             WL            50,745       100.0           50,745
       Virginia RSA 11B2                            WL            42,842       100.0           42,842
  Pennsylvania Cluster:
       Harrisburg, PA                               WL           496,511        86.8%         430,972
       York, PA                                     WL           446,753        86.8          387,782
       Lancaster, PA                                WL           447,498        86.8          388,428
       Altoona, PA                                  WL           132,385       100.0          132,385
       Johnstown, PA                                WL           239,532       100.0          239,532
       Pennsylvania RSA 3B1                         WL            37,639       100.0           37,639
       Pennsylvania RSA 4B1                         WL            29,692       100.0           29,692
       Pennsylvania RSA 8                           WL           406,665        98.7          401,378
       Pennsylvania RSA 10B1                        WL           141,778       100.0          141,778
       Pennsylvania RSA 11B1                        WL            21,687       100.0           21,687
       Pennsylvania RSA 12                          WL           117,169        66.7           78,152
       Scranton/Wilkes-Barre                        WL           660,089        78.9          520,810
       State College                                WL           129,835       100.0          129,835
       Williamsport                                 WL           121,194        98.7          119,618
  Eastern Virginia Cluster:
       Norfolk-VA Beach-Portsmouth, VA             NWL         1,046,337       100.0%       1,046,337
       Newport News-Hampton, VA                    NWL           476,334       100.0          476,334
       Petersburg-Colonial Heights-Hopewell, VA    NWL           129,405        73.6           95,242
       Virginia RSA 8                              NWL            83,224       100.0           83,224
       Virginia RSA 9                              NWL            85,224       100.0           85,224
  Tri-Cities Cluster:
       Johnson City-Kingsport-Bristol, TN           WL           454,426       100.0%         454,426
       Tennessee RSA 4B1                            WL           127,633       100.0          127,633
       Tennessee RSA 8                              WL            15,534       100.0           15,534
       Virginia RSA 1                               WL           145,584       100.0          145,584
       Virginia RSA 2                               WL           136,733        71.3           97,491
                                                               -----------                  ----------

               Total Region                                    6,752,980                    6,283,237
                                                               -----------                  ----------

Midwest Region:
  Eastern Iowa Cluster:
       Cedar Rapids, IA                             WL           178,293       100.0%         178,293
       Waterloo-Cedar Falls, IA                     WL           147,537        88.5          130,570
       Iowa City, IA                                WL           101,034       100.0          101,034
       Dubuque, IA                                  WL            88,408        85.0           75,147
  Central Illinois Cluster:
       Peoria, IL                                   WL           344,596       100.0%         344,596
       Illinois RSA 5B1                             WL            11,547       100.0           11,547




                                                  Wireline/       Total        Ownership
                                                 Non-wireline   Population    Percentage     Net POPs
                                                 ------------   ----------    ----------     --------
  Northern Indiana Cluster:
       South Bend-Mishawaka, IN                     WL           302,072        83.7%        252,834
       Elkhart-Goshen, IN                           WL           165,924        83.7         138,878
       Indiana RSA 2                                WL           170,438        75.0         127,829
  Northwestern Ohio Cluster:
       Toledo, OH                                   WL           794,155        74.7%        593,234
       Lima, OH                                     WL           221,522        74.7         165,477
       Ohio 1 Williams County                       WL           127,662       100.0         127,662
       Ohio RSA 2B1                                 WL           206,759        67.5         139,562
       Ohio RSA 5                                   WL           235,310        68.3         160,717
       Mansfield, OH                                WL           127,440       100.0         127,440
       Ohio RSA 6                                   WL           447,668        82.5         369,326
  Eastern Ohio Cluster:
       Youngstown-Warren, OH                        WL           493,192        96.9%        477,903
       Sharon, PA                                   WL           122,524        96.9         118,726
       Ohio RSA 11                                  WL           112,366       100.0         112,366
       Pennsylvania RSA 1                           WL           197,792        80.0         158,234
       Pennsylvania RSA 6B1                         WL           221,393        57.1         126,415
  West Virginia Cluster
       Charleston, WV                               WL           255,548        85.0%        217,216
       Huntington-Ashland                           WL           317,193       100.0         317,193
       West Virginia 6                              WL           186,273       100.0         186,273
  Ohio Valley Cluster
       Ohio 7B2                                     WL           170,703       100.0%        170,703
       Ohio 10B2                                    WL           111,929       100.0         111,929
       Parkersburg-Marietta                         WL           157,631       100.0         157,631
       Stuebenville-Weirton                         WL           139,988       100.0         139,988
       Wheeling                                     WL           157,559       100.0         157,559
                                                               ----------                   ---------

               Total Region                                    6,314,456                   5,496,282
                                                               ----------                   ---------

Southeast Region:
   North Carolina Cluster:
        Fayetteville, NC                             WL          290,491        85.0%        246,917
        North Carolina RSA 5B2                       WL           35,298       100.0          35,298
        North Carolina RSA 6                         WL          154,967       100.0         154,967
        North Carolina RSA 11                        WL          221,315       100.0         221,315
        Greensboro-Winston Salem-High Point, NC..    WL          975,488        61.8         602,852
        Hickory, NC                                  WL          235,358       100.0         235,358
        North Carolina RSA 2B2                       WL           73,549       100.0          73,549
        North Carolina RSA 15B1                      WL          191,535        67.0         128,328
        Raleigh-Durham, NC                           WL          808,213        85.0         686,981
        Burlington, NC                               WL          114,567        85.0          97,382
        North Carolina RSA 7 (B1 and B2)             WL          281,907       100.0         281,907
        North Carolina RSA 8                         WL          286,113       100.0         286,113
        North Carolina RSA 9                         WL          118,801       100.0         118,801
        North Carolina RSA 10                        WL          277,843       100.0         277,843
        North Carolina RSA 14                        WL          238,281       100.0         238,281
        Wilmington, NC                               WL          198,532       100.0         198,532
        Jacksonville, NC                             WL          147,695       100.0         147,695
        North Carolina RSA 12                        WL          126,327       100.0         126,327
        North Carolina RSA 13                        WL          239,034       100.0         239,034





                                                  Wireline/       Total       Ownership
                                                 Non-wireline   Population    Percentage     Net POPs
                                                 ------------   ----------    ----------     --------

  Charleston Cluster:
       Charleston-North Charleston, SC              WL           533,720        75.0%         400,290
       South Carolina RSA 4                         WL           211,383        50.0          105,692
       South Carolina RSA 5                         WL           241,941        50.0          120,971
       South Carolina RSA 6                         WL           194,403        50.0           97,202
       South Carolina RSA 8                         WL           171,356        50.0           85,678
  Greenville Cluster:
       Greenville-Spartanburg, SC                   WL           681,419        89.2%         607,826
       Anderson, SC                                 WL           154,386        89.2          137,712
       South Carolina RSA 1                         WL            61,407       100.0           61,407
       South Carolina RSA 2                         WL           226,371        50.0          113,186
  Florida/Alabama Cluster:
       Dothan, AL                                   WL           135,755       100.0%         135,755
       Ft. Walton Beach, FL                         WL           165,277       100.0          165,277
       Florida RSA 10                               WL           111,399       100.0          111,399
       Panama City, FL                              WL           143,194       100.0          143,194
       Tallahassee, FL                              WL           275,108        90.0          247,597
       Florida RSA 8B1                              WL            46,892        90.0           42,203
                                                               -----------                  ----------

               Total Region                                    8,369,325                    6,972,867
                                                               -----------
                                                                                            ----------

West Region:
  Central Texas Cluster:
       Killeen-Temple, TX                           WL           295,225        66.9%         197,506
       Waco, TX                                     WL           199,852        66.9          133,701
       Texas RSA 9B3                                WL            29,522        70.0           20,665
       Texas RSA 10 (B2 and B4)                     WL           189,845        75.0          142,384
       Texas RSA 15B1                               WL            89,017       100.0           89,017
  East Texas Cluster:
       Tyler, TX                                    WL           160,995        60.0%          96,597
       Longview-Marshall, TX                        WL           169,191        60.0          101,515
       Texas RSA 7B2                                WL            44,063        97.5           42,961
  New Mexico Cluster:
       New Mexico RSA 1                            NWL           254,550       100.0%         254,550
       New Mexico RSA 2                            NWL            23,611       100.0           23,611
       New Mexico RSA 4                            NWL           258,685       100.0          258,685
       New Mexico RSA 5                            NWL            58,288       100.0           58,288
  Las Vegas, NV                                     WL           982,985        72.2          709,715
                                                              ------------                ------------

            Total Region                                       2,755,829                    2,129,195
                                                              ------------                ------------

Total Controlled Markets                                      24,192,590                   20,881,581
                                                              ============                ============







                                                                     Total            Ownership
                                                                   Population        Percentage     Net POPs
                                                                   ----------        ----------     --------
NON-CONTROLLED MARKETS*

  New York, NY-Long Branch-New Brunswick, NJ                       16,327,910            10.0%      1,632,791
  Chicago-Aurora/Elgin-Joliet-Kankakee, IL-Gary, IN                 8,361,458             5.0         418,073
  Houston-Beaumont-Galveston/Texas City, TX                         4,533,619             8.8         398,958
  Orlando-Melbourne-Daytona Beach, FL                               2,077,627            15.0         311,644
  Kansas City-Lawrence, KS                                          1,609,167            19.0         305,742
  Richmond, VA                                                        800,217            27.3         218,459
  Omaha, NE                                                           627,705            27.6         173,247
  Allentown-Bethlehem-Easton, PA                                      712,049            20.8         148,106
  Cleveland-Akron-Canton-Lorain, OH-Erie, PA                        3,490,997             3.5         122,185
  Ft. Wayne, IN                                                       435,387            25.0         108,847
  Virginia RSA 10                                                     231,825            33.0          76,502
  Reading, PA                                                         349,909            15.9          55,636
  Cincinnati-Dayton-Columbus, OH                                    3,666,996             1.2          44,004
  Georgia RSA 1                                                       216,854            20.0          43,371
  Illinois RSA 3**                                                    203,705            18.1          36,871
  Pennsylvania 5**                                                     81,417            40.0          32,567
  Illinois RSA 2B2                                                     81,156            40.0          32,462
  Texas RSA 7B1                                                       126,089            25.0          31,522
  Texas RSA 11B2**                                                    107,945            28.0          30,225
  Indiana RSA 3                                                       146,034            20.0          29,207
  Pennsylvania RSA 3B2                                                 59,275            44.4          26,318
  Pennsylvania RSA 4B2                                                 68,529            33.3          22,820
  Iowa RSA 13**                                                        66,874            30.0          20,062
  St. Joseph, MO                                                       98,370            20.0          19,674
  Florida RSA 9**                                                      40,119            49.0          19,658
  Iowa RSA 11                                                         111,168            14.1          15,675
  Missouri RSA 4                                                       69,208            12.5           8,651
  Iowa RSA 16                                                         104,222             8.3           8,650
  Iowa RSA 5**                                                        108,909             7.1           7,733
  Austin, TX                                                          919,978             0.8           7,360
  Missouri RSA 9B1                                                     34,846            19.6           6,830
  Missouri RSA 1                                                       42,994            14.3           6,148
  Iowa RSA 14                                                         107,540             5.6           6,022
  Iowa RSA 15                                                          84,145             6.7           5,638
  Iowa RSA 1                                                           62,504             3.9           2,438
  Iowa RSA 8                                                           54,713             2.3           1,258
                                                                   ------------                    -----------

Total Non-Controlled Markets                                       46,221,460                       4,435,353
                                                                   ============                    ===========

Total Company Markets                                              70,414,050                      25,316,934
                                                                   ============                    ===========

--------------------

  *  All non-controlled markets are wireline systems.

 ** Represents non-controlled markets that are managed by the Company on a day-to-day basis.

Business Strategy

     The Company will seek to maintain strong growth and improvement in operating margins by continuing to penetrate its existing markets. The Company believes that its primary growth will be internally generated through the implementation of its operating strategies as described below. In addition, a key part of the Company's growth strategy is to pursue favorable opportunities to expand its regional market clusters or develop new strategic market clusters through acquisitions, trades or alliances with other cellular carriers. The principal components of the Company's strategy to achieve these objectives are as follows:

       --clustering of markets to provide broad areas of uninterrupted service combined with simplified calling and pricing patterns and operating efficiencies through economies of scale;

       --continuous  network  improvement  to  meet  customer   expectations  of
         ubiquitous coverage, clarity and reliability;

       --aggressive distribution management to provide effective and extensive marketing of products and services through dealers, Company retail stores and a direct sales force targeted at high volume users;

       --exceptional localized customer service provided by highly motivated, experienced and trained customer relations personnel who are focused on satisfying customer needs to build loyalty, improve customer retention and increase usage;

       --targeted pricing strategies and rate plans to increase penetration, improve customer retention and increase usage;

       --targeted product and service deployment to introduce new features and network solutions to stimulate increased usage and improve customer satisfaction and retention; and

       --integration of multiple telecommunications services such as cellular, residential long distance and paging into a single product offering, including one bill, to improve customer retention and to increase sales and usage of all services offered by the Company.

     The Company believes that the strategies employed to meet existing competition will also be effective in competing against new service providers. Companies with PCS licenses have begun to offer their products and services in several of the Company's service areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. In addition, the Company will seek to further capitalize on its incumbent position as a leading wireless provider in its markets by increasing revenues through aggressive customer acquisition, further improving localized customer service and enhancing its financial performance by continuing to improve operating margins.

Recent Acquisitions

     The Company's external growth strategy is designed to reinforce its incumbent position by increasing its customer base as well as to improve operating margins by achieving significant economies of scale. In February 1997, the Company signed definitive agreements with BellSouth Corporation ("BellSouth") to combine ownership interests in two cellular partnerships in each of which the Company currently has a noncontrolling interest and BellSouth has a controlling interest and to transfer interests in two markets. Under the terms of the agreements, which are subject to FCC approval, the Company and BellSouth will combine their respective interests in two partnerships that own and control cellular licenses and operations in Richmond, Virginia and in Central Florida, including Orlando. The resulting partnership will be owned approximately 75% by BellSouth and 25% by the

Company. In addition, the Company will contribute its 20% ownership interest in another unconsolidated entity, Georgia RSA #1 in Dalton, Georgia, and cash. Upon completion of this transaction, the resulting partnership will appoint the Company as manager of the Richmond, Virginia cellular operation, which
previously   was  managed  by  BellSouth.   This   transaction  is  expected  to
significantly enhance the Company's competitive position in its Mid-Atlantic region and make the Company the largest cellular operator in Virginia. In a separate transaction, BellSouth will acquire the Dothan, Alabama MSA from the Company, and the Company will acquire BellSouth's 10% ownership interest in the Tallahassee, Florida MSA. Upon completion of this transaction, the Company will have a 100% ownership interest in the Tallahassee, Florida MSA.

     In November 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies the ("ICN Acquisition") which own and operate cellular licenses and related systems in Kentucky, Ohio, Pennsylvania and West Virginia. The ICN Acquisition expands the Company's existing market clusters in its Midwest and Mid-Atlantic regions and provides expansion of the Company's cellular coverage over 225 miles of contiguous interstate highways that lead to New York, New York; Pittsburgh, Pennsylvania; and Columbus, Ohio.

     In February 1996, the Company purchased a 50% interest in South Carolina RSAs 4, 5 and 6. In January 1996, the Company acquired a 100% interest in the cellular license and network in North Carolina RSA 14. These acquisitions fill gaps in the Company's existing North Carolina and South Carolina clusters, and give the Company continuous coverage along the Atlantic Ocean coastline from Newport News, Virginia to Hilton Head, South Carolina. The Company also acquired, in February 1996, a 100% interest in the Ohio RSA 1 market. This acquisition fills a gap in the Company's Midwest region and gave the Company continuous coverage from South Bend, Indiana to Mansfield, Ohio. The Company also purchased additional interests in four Florida markets it currently controls, increasing its ownership in the Fort Walton Beach MSA and Florida RSA 10 from 70% to 100% and increasing its ownership in the Tallahassee MSA and Florida RSA 8 from 60% to 90%.

     The Company constantly evaluates opportunities to increase its ownership interests in the markets in which it operates. To the extent feasible, the Company will explore opportunities to exchange some or all of its minority investments in cellular communications systems for increased ownership interests in markets it currently controls or for ownership interests in new markets in which it could obtain control.

Network Improvement

     Network quality is a key factor in retaining customers and generating revenue, and is generally viewed as a critical competitive factor in the cellular marketplace. Customers expect their cellular telephones to deliver ubiquitous coverage, clarity and reliability. The Company continually improves its systems with the goal of providing network service comparable to that of local telephone companies. The Company believes that the quality and reliability of its network significantly exceeds competitors' standards.

     The Company believes its quality and reliability, as well as its broad network coverage, result from an integrated process of network planning, aggressive cell site construction and rigorous system maintenance. The Company had over 1,400 cell sites in service as of December 31, 1996 and approximately 400 of the Company's employees are engaged in engineering or network maintenance. In addition, the Company monitors each cellular market's network from its Chicago network operations center twenty-four hours a day to ensure reliable network performance. The Company will continue to stress high quality portable telephone coverage and the integrity of data transmissions.

     The Company was the first cellular carrier to employ Narrowband Advanced Mobile Phone Service ("N-AMPS"). This enhanced analog technology, first offered in the Company's Las Vegas market, provides a three-fold capacity increase over conventional analog technology. N-AMPS technology has since been deployed in ten additional high-traffic markets, serving as an intermediate step to the implementation of digital technology. The Company has sold N-AMPS capable telephones in all of its markets since 1991 in anticipation of the deployment of N-AMPS technology, allowing the migration to N-AMPS to be indiscernible to customers.

     The Company believes that its networks have sufficient capacity to handle the Company's customer growth rate in the near term. In the future, the Company intends to relieve any capacity constraints through frequency planning, the deployment of enhanced analog technology in additional markets and the selective installation of additional cell sites in densely populated areas. The Company plans to implement a gradual transition to digital technology on a market-by-market basis as additional calling capacity is required to accommodate growth in call volume. This approach should provide time for anticipated improvements in digital technology to be realized while also avoiding premature capital expenditures.

     In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology in Las Vegas, Nevada. The introduction of CDMA in Las Vegas followed a six-month trial that began in early 1996. The Company currently believes that CDMA technology will offer a 6 to 10 fold call carrying capacity increase over conventional analog technology. In addition, CDMA employs a "soft hand-off," a technique which makes the process of carrying a call from cell site to cell site virtually undetectable to the customer. The Company is currently evaluating the need for CDMA in other markets, and plans to install CDMA technology in the greater Raleigh, North Carolina service area during 1997.

     The Company is also migrating its networks to an Advanced Intelligent Network architecture. This will enable enhanced personal mobility and service flexibility for customers. The Company supports the movement toward industry standards and interoperability between network elements based on Interim Standard 41. The Company has deployed two Home Location Registers in its systems to allow for the deployment of advanced features for customers. In addition, the Company is upgrading the technology in many of its switches for Signaling System 7 ISDN User Part signaling. This signaling technology will allow for out-of-band signaling and improved trunking efficiencies. This signaling technology will also allow the Company to offer additional features and services such as Caller Line ID.

Distribution Management and Marketing

     The Company's distribution management and marketing programs have yielded strong growth results. The Company's rate of penetration is above the industry average despite its presence in mid-sized markets. Expansion and management of the Company's distribution channels is expected to result in continued customer base growth, along with controlled churn and acquisition costs.

     The Company utilizes multiple methods of distribution in each of its markets, and regularly seeks out new distribution channels. The development of multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of products and services and to reduce its reliance on any single distribution source. Traditional distribution sources like dealers and direct sales representatives continue to be important factors in achieving the Company's growth objectives. The table below shows the Company's distribution channels as of December 31, 1996.

         Distribution Channel                    Number
         --------------------                    ------
         Dealer Locations                        1,470
         Company Retail Stores                     144
         Company Retail Kiosks                     272
         Direct Sales Representatives              306

     The Company is actively seeking to increase the proportion of new customers acquired through its retail stores channel. While the dealer and direct sales channels remain important components of the Company's growth strategy, the Company believes that its retail stores produce the best combination of lower customer acquisition costs and higher retention rates.

     Retail Sales. The Company currently conducts its retail operations through over 140 Company retail locations. Stand-alone stores are strategically located in smaller local and neighborhood retail centers as well as in large shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus helps accomplish three key goals: the highly visible retail stores attract new customers from the consumer market segment; new customers receive training from dedicated cellular sales representatives, which increases customer retention rates and average revenue per customer; and the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

     The Company focuses its full service, stand-alone retail efforts on using sophisticated design and merchandising techniques to simplify the selling process for potential customers. Customers who enter one of the Company's retail stores are drawn to one of several "lifestyle zones" which display carefully selected combinations of cellular telephones, accessories, custom calling features and rate plans. Each "lifestyle zone" is tailored to attract potential customers from specific market segments. After selecting a phone and service plan, new customers receive extensive assistance on the use of a cellular phone and on the Company's various services.

     The Company also partners with large national retail stores to sell cellular service directly through Company kiosks. The Company stations retail sales representatives at kiosks in larger retailers like Wal-Mart and Sam's Club to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure proper training and increase the retention rate of new customers. Existing customers can purchase cellular telephone accessories, pay bills or inquire about the Company's services and features while in retail stores or at kiosks. Many retail locations provide vehicle installation services and while-you-wait cellular telephone troubleshooting and repair.

     Dealers. The Company has entered into dealer agreements with several large electronics retailers and discounters in its markets, including Sears and Radio Shack. The Company also contracts with local dealers who operate on a smaller scale and may offer other wireless services like two-way radio or paging.

     In exchange for a commission payment, these dealers solicit customers for the Company's cellular service. Such dealers are paid a commission for each customer subject to chargeback provisions if the customer fails to maintain service for a specified period of time. This arrangement increases store traffic and sales volume for the dealers, and provides a valuable source of new customers for the Company.

     The Company actively supports its dealers with regular training and promotional support. In certain markets, the Company stations its own employees at dealer locations to increase sales volume and improve customer retention.

     Direct Sales. The Company's direct sales force, comprised of more than 300 employees, focuses its efforts on business customers with high phone usage and multiple lines of service. This channel produces the lowest churn and highest revenue per customer compared with any other distribution channel.

     The Company's compensation structure for the direct sales force has been designed to reward long-term relationships with business accounts. Direct sales representatives provide ongoing customer service to business customers, including bill analysis, equipment upgrades, accessory sales and training on features and functions. This distribution channel is also responsible for selling advanced services like custom calling features, data applications, wireless office extension service to existing office phone systems, voicemail notification and message retrieval services.

   TeleCare. TeleCare is used to recommend a more cost-effective, and thus usage-stimulating, rate plan. New and existing customers are contacted regularly by regional TeleCare teams to measure overall customer satisfaction with the Company's products and services. During these calls, customers are also offered revenue-enhancing cellular accessories like batteries, battery chargers, enhanced antennas or hands-free speaker adapters. In addition, custom calling features and enhanced products like data applications are telemarketed to the Company's existing customer base. These customer care efforts are designed to improve customer retention levels by anticipating questions and problems before they arise.

Customer Service

     Maintaining low churn rates is a primary goal of the Company, particularly as new competitors enter the marketplace. Lower churn contributes directly to acquisition cost savings, since fewer new customers are needed to meet growth targets. The Company experienced an average monthly churn rate of 1.86% and 1.81% for the year ended December 31, 1996 and 1995, respectively. The Company attributes its success in this area to its customer support proficiency.

     The Company's customer service representatives regularly contact new customers to answer questions, explain features and service options and gauge satisfaction levels. Annual third-party customer satisfaction surveys and periodic focus groups measure overall system quality and provide valuable insights into customer needs.

     Through customer research, the Company has identified speed, accuracy and simplicity as critical components for success in its customer service operations. Customers can typically expect to have fully functional service within fifteen minutes after purchasing a cellular telephone. By employing advanced computer technology, the Company has further reduced its sales cycle time. Point of sale terminals provide prompt on-site activation of customer cellular service. This level of service gives the Company a competitive advantage as it seeks to partner with dealers in its various markets. The Company will continue to deliver more flexible customer care and billing, shorter service activation cycles and increasingly automated processes. These improvements are intended to reduce churn and lower per-customer operating costs.

         Regional call centers have been established to handle customer service after business hours and on weekends. The Company offers twenty-four hour, seven day a week customer service to all of its markets using three or four digit speed dialing patterns on their cellular telephones free of charge or through a conventional toll-free number. Airtime and toll-free numbers have been established to allow customers to call emergency services or roadside assistance.

     Customer service provided by the Company's numerous customer service facilities generally includes activation of new cellular access lines, response to billing and service inquiries, assistance to customers from other cellular markets roaming in the area and response to network outage reports. Customers can purchase new cellular telephone equipment and service at these facilities, pay cellular bills, inquire about products and features and obtain cellular phone repair services.

Pricing

     The Company seeks to increase penetration, improve retention rates and stimulate additional usage through creative pricing strategies. The Company creates local and expanded service territories designed to meet customer needs. These range from low-cost, local areas to expanded roaming regions. In February 1997, the Company simplified its cellular roaming rates by offering simple per-minute rates based on a particular customers home zone, regional zone or national zone. The Company also simplified its cellular long distance pricing by offering a single per-minute rate for all long distance cellular calls.

     Airtime rate plans are crafted to attract users from all market segments at profitable margins. The Company offers a variety of cellular rate plans to prospective customers. These plans typically consist of a fixed monthly rate for network access, a package of airtime minutes included in the monthly rate and a per minute rate for airtime used in excess of the included airtime package. The Company also sells airtime in bulk to resellers in certain markets.

     Multiple monthly rate plans are designed by the Company to meet different customer needs. Innovative rate plan development enhances the value of cellular service to the customer and helps the Company achieve its growth and revenue targets. Customers who frequently use cellular service generally prefer rate plans with a higher than average fixed monthly rate, a large package of included minutes and a lower than average per minute airtime rate. The Company offers several high-end rate plans which include large blocks of airtime and several usage-enhancing custom calling features. Customers who use cellular service less frequently prefer a lower monthly fixed rate and will pay a premium for airtime.

     Custom calling features are also made available to enhance the Company's basic airtime product. These features are similar to custom calling features available from most local exchange companies, and include call waiting, call forwarding, three way calling, no-answer transfer and voicemail. Custom features allow customers to better manage calls and messages, and the Company benefits from increased airtime usage.

     The Company has entered into roaming agreements with other domestic cellular companies to allow its customers to use cellular service nearly everywhere in the United States. This system increases the utility of the Company's product to its customers by making it ubiquitous; with few exceptions, customers can call from anywhere in the United States, to anywhere in the United States. Although roaming rates are declining, roaming usage is expected to increase. Consistent with industry trends, the Company has begun to make its roaming rates more affordable which is expected to increase roaming and usage.

     The Company has also established regional network and roaming alliances with neighboring cellular carriers which permit the expansion of the customers' home footprint. Marketed under SuperNet and other brands, these wide area networks offer reduced roaming rates, seamless hand-off from the Company's network to a neighboring cellular network and automatic delivery of inbound calls to the neighboring market.

     The Company offers competitive residential long distance and paging rates in those markets where such services are marketed.

Product and Service Deployment

     The Company continues to introduce new telecommunications products, features and services to increase the value of the basic cellular voice product to the customer and to enhance revenues. Through the deployment of N-AMPS technology, the Company is able to offer many new products designed to give customers enhanced call management capability and stimulate usage. For example, VoiceMail Alert notifies customers of incoming voicemail messages while features like voice-activated dialing and Caller Line ID further enhance the basic cellular offering. The Company also has arrangements with other telecommunications vendors to provide new network solutions to business and residential customers. These solutions include DirectLink by 360 , a combination cordless phone and cellular phone, and BusinessLink, a wireless "extension" service to existing office phone systems. "DirectLink by 360 " and "BusinessLink" are service marks.

Intergration of Multiple Telecommunications Services

     In 1996, the Company began reselling residential long distance service and paging service in 13 of the 16 states in which the Company provides service, using its existing distribution channels and brand name. The Company expects to market its cellular, residential long distance and paging services as an integrated communications solution on a single bill. In addition, the Company expects to conduct market trials for local exchange telephone service in 1997.

Human Resource Development

     The Company utilizes competitive human resource programs, training and career development practices and financial incentives tied to performance to provide superior customer service as well as to successfully implement its operating strategies.

     The Company places a strong emphasis on training at all levels of the organization to augment experience-based learning and to promote performance at a high level in each position. Formal succession planning and training is also employed to provide the knowledge and skills needed to create depth of expertise and enable career advancement within the organization.

     All employees are rewarded for performance in key areas of the business. The objectives which determine the executive management team's compensation are shared by the entire organization, and every employee receives incentive pay in some form. Those employees who do not earn sales commissions are eligible for an annual incentive payment based on a combination of personal achievement and performance measured by key objectives at the appropriate operating level (e.g., local markets or regions). In 1996, these objectives included increasing service revenues, net customers and cash flow, and decreasing customer churn.

Cellular Telephone Technology

     Cellular communications systems are capable of providing high quality, high capacity voice and data communications to and from vehicle-mounted and hand-held radio telephones. Cellular communications systems generally offer customers the features offered by the most technologically advanced landline telephone services.

     The FCC has allocated two cellular communications system frequencies in the 800 MHz band of the radio spectrum and has promulgated rules governing the construction and operation of cellular communications systems and licensing for the provision of cellular telephone service. See "Business-Governmental Regulation-Regulation and Licensing of Cellular Communications System."

     Cellular communications technology is based upon the division of a given market area into a number of smaller geographic areas or "cells." Each cell is equipped with transmitter-receivers and other equipment that communicate by radio signal with cellular telephones located within range of the cell. Cells generally have an operating range of up to 25 miles. The cells are typically designed on a grid. Terrain factors, including natural and man-made obstructions, signal coverage patterns and capacity constraints may result in irregularly shaped cells and overlaps or gaps in coverage.

     Each cell site is connected to a mobile switching center ("MSC"), which, in turn, is connected to the local landline telephone network. Because cellular communications systems are fully interconnected with the landline telephone network and long distance networks, customers can receive and originate both local and long distance calls from their cellular telephones. When a customer in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which in turn transmits it to the MSC. The MSC then completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MSC, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. Cellular communications systems operate under interconnection agreements with various local exchange carriers and interexchange carriers. Interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular customers to call landline customers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation and vary from system to system.

     FCC Rules require that all cellular telephones be functionally compatible with cellular systems in all markets within the United States and with all frequencies allocated for cellular use, allowing a cellular telephone to be used wherever a customer is located, subject to appropriate arrangements for service charges. Changes to cellular telephone numbers or other technical adjustments to cellular telephones by the manufacturer or local cellular telephone service businesses may be required, however, to enable the customer to change from one cellular service provider to another within a service area.

     The rapid growth of the cellular customer base has begun to strain the call-processing capacity of many existing analog networks. Present analog technology and assigned spectrum limit the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often greater than existing capacity. Because the primary objective of the cellular licensing process is to address mobile and portable uses, operators in highly populated MSAs may have capacity constraints which limit their ability to provide alternate cellular service.

     Each cellular network is designed to meet a certain level of customer density and traffic demand. Once these traffic levels are exceeded, the operator must take steps to improve the network capacity. This improvement can initially be accomplished by adding voice channels to cell sites, and later by using techniques such as sectorization and cell splitting. Network operators and infrastructure manufacturers are developing a number of additional solutions which are expected to increase network capacity and coverage.

     Within certain limitations, increasing demand may be met by simply adding available frequency capacity through voice channel additions to cells as required, or by using directional antennae to divide a cell into discrete multiple sectors or coverage areas (also known as sectorization), thereby reducing the required distance between cells using the same frequency. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells served by lower-tower transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area.

     Network capacity can also be enhanced through the development of newer network technologies like N-AMPS analog technology (which triples call carrying capacity over conventional analog technology) and CDMA digital technology (which increases call carrying capacity over conventional analog technology by an estimated factor of 6 to 10), which in each case allow cellular carriers to add customers without degrading service quality. Digital technology offers advantages, including larger system capacity, and lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years.

     The Company believes that its networks have sufficient capacity to handle the Company's customer growth rate in the near term. In the future, the Company intends to relieve any capacity constraints through frequency planning, additional deployment of N-AMPS or CDMA and the prudent installation of additional cell sites in densely populated areas. As additional calling capacity is required to accommodate growth in call volume, the Company plans to implement the transition to digital technology on a market by market basis. See "Business-Governmental Regulation-State, Local and Other Regulation" for a discussion on those governmental regulations which may restrict the Company's ability to install additional cell sites.

Competition

     Cellular carriers compete primarily against the other facilities-based cellular carrier in each MSA and RSA market. The Company also faces competition from services such as conventional mobile telephone service, ESMR systems, PCS and resellers. ESMR is a wireless communications service supplied by converting analog SMR services into an integrated, digital transmission system.

     The Company believes that competition for customers between cellular licensees is based principally upon the services and enhancements offered, the quality of the cellular system, customer service, system coverage and capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators who may be able to offer consumers certain network advantages similar to those offered by the Company.

     Existing and new users of cellular systems may also find their communications needs satisfied by other current and developing technologies, such as PCS. Licensing areas for broadband PCS have been divided into 51 MTAs and 493 smaller Basic Trading Areas ("BTAs") based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide. There could be a minimum of three and a maximum of six broadband PCS providers in any given area. Of the six licensees, three will hold 30 MHz of PCS spectrum, one of which will be licensed for a BTA, and the remaining three licensees of 10 MHz will offer a broad range of voice, data and related communications services in a BTA.

     The FCC has allocated a total of 2,071 broadband licenses by auction, according to rules that, among other things, prohibit a commercial mobile radio services ("CMRS") licensee from having an attributable interest in more than 45 MHz of licensed broadband PCS, cellular and SMR spectrum (regulated as CMR's) with significant overlap in any geographic area. Significant overlap is defined as covering at least 10 percent of the population of the PCS licensed service area. Thus, given the 25 MHz of spectrum afforded cellular carriers under the cellular rules, cellular carriers could acquire up to 20 MHz of PCS spectrum within their cellular markets (assuming that they had no other CMRS interests in that geographic area).

     PCS services generally consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital micro-cellular technology. PCS will operate in the 1850 to 1990 MHz band. It is expected that PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS customers could have dedicated personal telephone numbers and would communicate using small digital radio handsets that could be carried in a pocket or purse. Although the Company currently has the technology and the engineering ability to offer similar services, there can be no assurance that it will be able to do so on a timely and profitable basis.

     Many new PCS licensees who will compete with the Company have access to more substantial capital resources than the Company. In addition, many of these companies, or their predecessors and affiliates, already operate large cellular telephone networks and thus bring significant wireless experience to this new marketplace.

     The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory and offering new features, products and services to its customers. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network and extensive footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. Since the Company operates in medium to small markets, the new PCS licensees are unlikely to offer comparable wireless service in many of the Company's territories in the near term because the extensive capital expenditures required to deploy the infrastructure for PCS are more readily justifiable from an economic standpoint in larger, more densely populated urban areas. This may position the Company to offer roaming services to PCS customers as well as to provide bulk lines of service for resale to certain PCS companies.

     The FCC requires all cellular system operators to provide service to "resellers." A reseller provides cellular service to customers but does not hold an FCC cellular license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from one or both of the licensed carriers in a particular market and resells service through its own distribution channels to the public. Thus, a reseller may be a customer of a cellular licensee's services, a competitor of that licensee, or both. The Company will explore additional relationships with resellers to supplement existing distribution channels and to reach specific market segments. The Company expects to offer competitive bulk airtime pricing, as well as enhanced billing and marketing services in order to attract resellers in its markets without eroding airtime profit margins or inflating acquisition costs. The number of resellers is currently small, but it is expected to increase in the Company's markets. Recently, several well-known telecommunications companies have begun reselling cellular service as a complement to their long distance, local telephone, paging, cable television or Internet offerings. The Company believes that this development will stimulate overall market interest in cellular service and thus is not expected to have a material adverse effect on the Company's business for the foreseeable future.

Governmental Regulation

Regulation and Licensing of Cellular Communications Systems

     The Company is subject to extensive regulation by the Federal government as a provider of cellular communications services. Pursuant to the Communications Act of 1934, as amended ("Communications Act"), the licensing, construction, operation, acquisition and transfer of cellular communications systems in the United States are regulated by the FCC. The FCC has promulgated rules governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For licensing purposes, the United States is divided into 734 discrete geographically defined market areas comprised of 306 MSAs and 428 RSAs.

     In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as Block A and Block B. Block B licenses were initially reserved for entities affiliated with a wireline telephone company, such as the Company was at that time, while Block A licenses were initially reserved for non-wireline entities. Under current FCC Rules, a Block A or Block B license may be transferred or assigned with FCC approval without restriction as to wireline affiliation, but generally, no entity may own a substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

     Initial operating licenses are generally granted for terms of up to 10 years, beginning on the dates of the grant of the Initial Operating Authority and are renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The FCC generally grants current licensees a license renewal if they have substantially complied with their obligations under the Communications Act during their license terms. A potential challenger would bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits a renewal expectancy.

     Cellular service providers must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities.

     The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for transfers to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

     Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for authorization. In the event that qualified competitors file, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term, and
(ii) has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.

     In 1994, the Company filed for renewal of five expiring licenses which were originally granted by the FCC during 1985. All five licenses (Harrisburg, PA; Charleston, SC; Youngstown, OH; Greensboro, NC; and Toledo, OH) were approved without challenge. In September 1995, the Company filed for renewal of six expiring FCC licenses (Raleigh, NC; Las Vegas, NV; Norfolk, VA; Newport News, VA; Johnson City, TN; and Greenville, SC). All six licenses were approved without challenge. In September 1996, the Company filed for renewal of thirteen expiring FCC licenses (York, PA; Peoria, IL; Lancaster, PA; Southbend-Mishawaka, IN; Fayetteville, NC; Lima, OH; Killeen-Temple, TX; Tallahassee, FL; Elkhart-Goshen, IN; Anderson, SC; Sharon, PA; Dothan, AL; and Burlington, NC). All thirteen licenses were approved without challenge. In its applications for renewal, the Company demonstrated not only its compliance with FCC regulations, but also its service in the public interest. The Company is confident that it will continue to meet all requirements necessary to secure renewal of its cellular licenses as they expire.

Character and Citizenship Requirements

     Applications for FCC authority may be denied, and in extreme cases licenses may be revoked, if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. The FCC also requires licensees to comply with statutory restrictions on the direct or indirect ownership or control of radio licenses by non-U.S. persons or entities. The FCC has found the Company to be qualified to hold FCC licenses and the Company has included provisions in its Amended and Restated Certificate of Incorporation, as amended, which authorize it to redeem its stock from any person whose ownership would jeopardize the grant, holding or renewal of any material license held by the Company.

Federal Legislation

     Recent legislative changes to the Communications Act and the antitrust consent decree applicable to the Regional Bell Operating Companies ("RBOCs") affect the cellular industry. This legislation (known as the Telecommunications Act of 1996), among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services by the RBOCs wireless systems.

State, Local and Other Regulation

     Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service, which includes cellular telephone service. As a practical matter, the Company is free to establish rates and offer new products and service with a minimum of state regulatory requirements. A few of the Company's 16 states of operation still maintain nominal oversight jurisdiction, primarily focusing upon resolution of customer complaints. In such states (primarily Nevada and Ohio), the Company devotes resources as necessary to maintaining positive relationships with state utility commissions.

     The location and construction of cellular transmitter towers and antennas are subject to United States Federal Aviation Administration ("FAA") regulations and may be subject to United States Federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MSC locations and must secure state certification and tariff approvals, if required. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

     Zoning and planning regulation may become more restrictive in the future with the addition of PCS carriers seeking sites for network construction as well. The Telecommunications Act of 1996, however, has imposed certain limitations on the arbitrary restriction of the expansion of cellular networks by state or local government agencies.

Employees

     At December 31, 1996 the Company had approximately 4,000 employees, including non-controlled Company markets that are managed by the Company, none of whom is represented by a labor organization. Management of the Company considers its relations with employees to be excellent.

Item 2.  Properties.

     The Company maintains its corporate headquarters in Chicago, Illinois. The Company currently leases approximately 468,000 square feet in this facility. For each cluster of markets served by the Company's operations, the Company maintains at least one sales or administrative office and a number of cell transmitter and antenna sites. Most facilities are leased and some are owned. As of December 31, 1996, the Company had approximately 140 leases for retail stores used as one of its distribution channels. The Company believes that its facilities are in good working condition, suitable for its current business and that additional facilities will be available for its foreseeable needs.

Item 3.  Legal Proceedings.

     On or about March 29, 1996, a lawsuit was brought in the Chancery Court of Washington County, Jonesborough, Tennessee (the "Tennessee Action"), on behalf of all customers in the Company's Tennessee markets regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. In April 1996, the original complaint was amended to enlarge the class of plaintiffs to include all customers in all of the Company's service areas. In late April 1996, the Tennessee Action was removed to the United States District Court for the Eastern District of Tennessee, Northern Division. The Company moved to dismiss the action and the plaintiff filed a motion to remand. On July 16, 1996, the Tennessee District Court granted the plaintiff's motion to remand and returned the case to the Chancery Court of Washington County. The Company's Motion to Dismiss is currently pending before the Chancery Court.

     On or about May 28, 1996, a lawsuit was brought in the Common Pleas Court of Erie County, Ohio (the "Ohio Action"), on behalf of all customers in all of the Company's service areas regarding notification of the Company's practice with respect to billing for fractional minutes of service. On June 25, 1996, the Ohio Action was removed to the United States District Court for the Northern District of Ohio, Western Division. Thereafter, the Company filed a Motion to Dismiss Or In The Alternative, Stay pending resolution of the Tennessee Action and the plaintiff filed a Motion to Remand. By Order dated December 17, 1996, the Ohio District Court granted plaintiff's motion to remand and the Ohio Action was returned to the Common Pleas Court. Plaintiff has recently commenced discovery by serving a document request and interrogatories. On January 17, 1997, the Company filed a Motion to Stay This Action And For A Protective Order seeking to stay the Ohio Action, including all discovery, pending resolution of the Tennessee Action. The basis for the Motion to Stay, which is currently pending before the Common Pleas Court, is the duplicity of the Ohio Action and the Tennessee Action.

     The Company is party to various other legal proceedings in the ordinary course of its business. Although the ultimate resolution of these various other proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1996.

Item 4a. Executive Officers of the Registrant.

     Set forth below is certain information concerning the executive officers of the Company. The executive officers' continued service is determined solely by the Company's Board of Directors.


       Name         Age              Position and Offices Held
------------------  --- --------------------------------------------------------
Dennis E. Foster    56  President and Chief Executive Officer and Director
Kevin L. Beebe      38  Executive Vice President-Operations
Michael J. Small    39  Executive Vice President and Chief Financial Officer
Susan L. Amato      38  Senior Vice President-Engineering and Network Operations
Gary L. Burge       43  Senior Vice President-Finance
Kevin C. Gallagher  49  Senior Vice President, General Counsel and Secretary
Debra L. Ferrari    39  Vice President-Human Resources

     Mr. Foster was elected President of the Company in March 1993 and President and Chief Executive Officer of the Company in February 1996. He was elected director of the Company on March 7, 1996. Mr. Foster had been President and Chief Operating Officer of the Cellular and Wireless Division of Sprint since March 1993, a position he resigned from effective with the spinoff, and prior to that he was Senior Vice President of the Local Telecommunications Division of Sprint beginning in May 1992. Prior to joining Sprint, he was President and Chief Operating Officer of GTE Mobilnet, a position he had held since June 1991. Mr. Foster had been Area Vice President and General Manager of GTE North since September 1989.

     Mr. Beebe was elected Executive Vice President-Operations of the Company on February 6, 1996. Prior to the spinoff, Mr. Beebe had been employed by Sprint or its subsidiaries for over 11 years, joining the Company in February 1994 as Vice President-Marketing and Administration. In April 1995, he became Vice President Operations. Prior to joining the Company and beginning in June 1991, he served with Sprint's United North Central as Director of Marketing. In November 1990, Mr. Beebe became Director of the Engineering and Operations Staff at United Telephone Systems-Southeast Group and became Director of Product Management Business Development in June 1988.

     Mr. Small was elected Executive Vice President and Chief Financial Officer of the Company effective December 1, 1995. Prior to that time he served as a member of the Office of the President of Lynch Corporation as well as President and Chief Executive Officer of Lynch Multimedia since January 1994. Prior to his positions with Lynch Corporation, he was employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 12 years. He joined the cellular organization in March 1991 as Executive Vice President-Administration and Engineering and prior to that served as Vice President of Investor Relations at Centel Corporation since September 1989.

     Ms. Amato was elected Senior Vice President-Engineering and Network Operations of the Company on February 6, 1996. Prior to the spinoff, Ms. Amato had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 14 years. She joined the cellular organization in September 1990 as Regional Vice President of the Mid-Atlantic region and became Vice President-Wireless Business Development in February 1994 and Vice President-Engineering and Network Operations in February 1995.

     Mr. Burge was elected Senior Vice President-Finance of the Company on February 6, 1996. Prior to the spinoff, Mr. Burge had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 14 years. He joined the cellular organization in November 1989 as Controller and became Vice President and Controller in April 1991 and Vice President - Finance and Administration in March 1995.

     Mr. Gallagher was elected Senior Vice President, General Counsel and Secretary of the Company on February 6, 1996. Prior to the spinoff, Mr.
Gallagher had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 14 years. He joined the cellular organization in January 1990 as Vice President of Legal, became Vice President of Legal and External Affairs in May 1991 and Vice President and General Counsel in September 1992.

     Ms. Ferrari was elected Vice President - Human Resources of the Company on February 6, 1996. Prior to the spinoff, Ms. Ferrari had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 12 years. She joined the Company in September 1993 as Director of Human Resources. Prior to joining the Company and beginning in January 1987, she was with Centel Corporation as General Staff Manager of Compensation Planning.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The outstanding shares of the Company's Common Stock are listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange and trade under the symbol XO.

      Trading of the Common Stock commenced on the New York Stock Exchange on a when-issued basis on February 23, 1996, and commenced on a regular-way basis on March 7, 1996. Prior to the spinoff, the Company was an indirect, wholly-owned subsidiary of Sprint and there was no trading market for the Common Stock. The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape for each quarter in 1996.

                 1996                   High                  Low
            ---------------            -------               -------

            First Quarter              27                    21 1/2
            Second Quarter             25 1/8                22 1/8
            Third Quarter              24 3/4                22
            Fourth Quarter             25 7/8                22 1/4


      On March 26, 1997, there were approximately 67,766 holders of record of the Common Stock.

      The Company currently does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The future dividend policy will be determined on the basis of various factors, including the Company's results of operations, financial condition, capital requirements, and investment opportunities. In addition, the Company's existing debt instruments limit the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

Rights Plan

      Prior to the spinoff, the Company's Board of Directors adopted a rights plan pursuant to which the Company distributed a dividend of one right (a "Right") to purchase certain shares of capital stock of the Company under certain circumstances, for each outstanding share of the Common Stock (the "Rights Plan"). The Rights are currently traded with the Common Stock and detach and become exercisable only if, in a transaction not approved by the Company's Board of Directors, a person or entity acquires 15% or more of the outstanding shares of the Common Stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of such shares.

     Once the Rights detach and become exercisable, unless subsequently redeemed, each Right then entitles its holder to purchase one one-hundredths of a share of the Company's Preferred Stock, First Series Junior Participating Preferred Stock (the "First Series Preferred Stock"), for an exercise price of $100.00, subject to certain adjustments. If the Company is involved in a merger or other business combination transaction after the Rights become exercisable, each Right will entitle its holder to purchase, for the Right's exercise price, a number of the acquiring or surviving company's shares of common stock having a market value equal to twice the exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time until ten business days following a public announcement that a person or group of persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Common Stock ("Acquiring Person"). Following such an announcement, or, subject to certain exceptions, the acquisition of beneficial ownership of 15% or more of the outstanding shares of the Common Stock by the Acquiring Person or certain related persons, the Rights acquired by such person or persons shall be null and void. Prior to the date upon which the Rights detach, the terms of the Rights Plan may be amended by the Company's Board of Directors without the consent of the holders of the Rights. The Rights will expire in 2006, unless earlier redeemed by the Company. The Rights Plan was not intended to deter all takeover bids for the Company. To the extent an acquirer is discouraged by the Rights Agreement from acquiring an equity position in the Company, stockholders may be deprived from receiving a premium for their shares. The issuance of additional shares of the Common Stock prior to the time the Rights become exercisable will result in an increase in the number of Rights outstanding.

     The First Series Preferred Stock, if issued, will rank junior to all other series of the Company's Preferred Stock, $0.01 par value, (the "Preferred Stock"), as to the payment of dividends and the distribution of assets in liquidation, unless the terms of any such other series shall provide otherwise. Each share of the First Series Preferred Stock will have a quarterly dividend rate per share equal to the greater of $1.00 or 100 times the per share amount of any dividend (other than a dividend payable in shares of the Common Stock or a subdivision of the Common Stock) declared from time to time on the Common Stock, subject to certain adjustments. The holders of the First Series Preferred Stock will be entitled to receive a preferred liquidation payment per share of $10.00 (plus accrued and unpaid dividends) or, if greater, an amount equal to 100 times the payment to be made per share of the Common Stock. Generally, the holder of each share of the First Series Preferred Stock will vote together with the Common Stock (and any other series of the Preferred Stock entitled to vote on such matter) on any matter as to which the Common Stock is entitled to vote, including the election of directors. The holder of each share of the First Series Preferred Stock will be entitled to 100 votes. In the event of any merger, consolidation, combination or other transaction in which shares of the Common Stock are exchanged for or changed into other stock or securities, cash and/or property, the holder of each share of the First Series Preferred Stock will be entitled to receive 100 times the aggregate amount of stock, securities, cash and/or property into which or for which each share of the Common Stock is changed or exchanged.

      The foregoing dividend, voting and liquidation rights of the First Series Preferred Stock are protected against dilution in the event that additional shares of the Common Stock are issued pursuant to a stock split or stock dividend. Because of the nature of the First Series Preferred Stock's dividend, voting, liquidation and other rights, the value of the one one-hundredths of a share of the First Series Preferred Stock purchasable with each Right is intended to approximate the value of two shares of the Common Stock.

      The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement dated as of March 5, 1996 between the Company and Chemical Bank, as Rights Agent, a copy of which is incorporated by reference as Exhibit 4.4 to this Report.

Recent Sales of Unregistered Securities

     On November 1, 1996, the Company issued to Independent Cellular Network Partners and certain of its affiliates (collectively, "ICNP"), 6,500,000 shares of the Company's Common Stock and $122 million in aggregate principal amount of the Company's subordinated non-negotiable promissory notes as a portion of the purchase price paid in connection with the ICN Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Cash Flows-Investing Activities."

      In issuing such securities, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance was based on, among other things, representations made by ICNP contained in the Exchange and Merger Agreement, dated as of May 31, 1996, a copy of which is incorporated by reference as Exhibit 2.2 to this Report.



Item 6.  Selected Consolidated Financial Data.

                                                        For the Year Ended December 31,
                            ------------------------------------------------------------------------------------------
                             1996 (1)       1995          1994        1993         1992          1991          1990
                            -----------  -----------  -----------  -----------  -----------  -----------  ------------
(in thousands)                                                                               (unaudited)  (unaudited)

Total Operating Revenues    $ 1,095,872  $  834,415   $  626,475   $  410,480   $  280,119   $  213,515   $  161,915

Net Income (Loss)           $    59,519  $   (1,695)  $  (19,757)  $  (51,484)  $  (65,522)  $  (64,277)  $  (74,961)

Net Income (Loss)
 Per Share (in Dollars) (2) $      0.50  $    (0.01)  $    (0.17)  $    (0.45)  $    (0.58)  $    (0.58)  $    (0.68)

Total Assets                $ 2,812,069  $1,973,246   $1,728,344   $1,505,221   $1,494,648   $1,390,245   $1,270,563

Long-Term Debt (3)          $ 1,699,778  $1,517,729   $1,354,116   $1,246,822   $1,249,168   $1,109,796   $  969,544

----------

(1) On March 7, 1996, the spinoff from Sprint Corporation was consummated. Additionally, on November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies. See Notes to Consolidated Financial Statements for more information regarding these events.

(2) In 1995 and prior years, Net Income (Loss) per Share has been calculated based upon the number of Sprint Corporation weighted average shares outstanding for each respective period, adjusted for a conversion ratio of one share of the Company's Common Stock to three shares of Sprint common stock.

(3)   Represents advances from and notes to affiliates for 1995 and prior years.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

General

     The following is a discussion and analysis of the historical results of operations and financial condition of 360 Communications Company and Subsidiaries (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set under "Forward-Looking Statements."

Spinoff

     On July 26, 1995, Sprint Corporation ("Sprint") announced that its Board of Directors decided to pursue a tax-free spinoff of the Company to Sprint shareholders ("spinoff"). In the Federal Communications Commission ("FCC") auction of wireless Personal Communications Services ("PCS") licenses, Sprint Spectrum LP won the rights to several markets that overlap service territories operated by the Company. Under FCC rules, Sprint was required to divest or reduce its cellular holdings in certain markets to clear conflicts with the PCS licenses awarded to Sprint Spectrum LP. For these reasons, Sprint and its Board of Directors decided to pursue a spinoff of the cellular operations of Sprint. On March 7, 1996, the spinoff was consummated.

Results of Operations

     The following table sets forth the Company's cellular service revenues, the components of certain operating expenses and the related percentage of cellular service revenues represented by each component for the years indicated (in thousands).

                                  Results of Cellular Service Operations
                                         Year Ended December 31,
                        --------------------------------------------------------
                              1996                1995                1994
                        ------------------  -----------------   ----------------
Cellular Service
   Revenues             $1,052,726  100.0%  $789,459   100.0%   $569,793  100.0%

Cost of Service             99,745    9.5     68,223     8.6      51,071    9.0
Other Operations Expense    55,776    5.3     40,591     5.1      30,905    5.4
Sales, Marketing and
   Advertising Expenses    206,147   19.6    141,505    17.9     136,501   24.0
General, Administrative
   and Other Expenses      263,191   25.0    214,536    27.2     150,985   26.5
Depreciation               124,024   11.8     95,540    12.1      73,054   12.8


Customer Growth Rate

     The number of cellular customers increased to 2,156,000 in 1996 from 1,502,000 in 1995 and 1,040,000 in 1994, an increase of 43.6% and 44.4% in 1996 and 1995, respectively. In 1996 and 1995, the Company added 470,000 and 462,000 customers, respectively, through internal growth. In 1996, the Company added 185,000 customers through acquisitions. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 8.9% at December 31, 1996, compared with 7.6% at December 31, 1995. Annual penetration improvement from internal growth was 2.1% in 1996 and 2.3% in 1995. Customer churn, the average monthly rate of customer disconnects, was 1.86%, 1.81% and 1.80% for the years ended December 31, 1996, 1995 and 1994, respectively.

     Historically, the Company and the industry in general have experienced significant customer growth during the fourth quarter. The Company attained 35.7% and 33.2% of its annual internal growth customer gain in the 1996 and 1995 fourth quarter, respectively, and expects this trend to continue. This trend is attributable to increases in cellular communications service activations during the holiday season. Revenue benefits associated with significant fourth quarter customer growth, however, are not experienced until subsequent quarters. During the fourth quarter of each year, the Company experiences significant increases in sales commission expenses as a result of the significant customer growth, which causes a deterioration in fourth quarter operating margins. The Company believes that more meaningful operating margins are reflected in subsequent periods after it experiences the revenue benefits of its significantly increased customer base.

Cellular Service Revenues

     Cellular service revenues increased in 1996 and 1995, principally from growth in the number of cellular customers. Increased distribution channels, expanded network capacity, declining prices for cellular telephone equipment and service, increased consumer awareness and acceptance of wireless communications, and pricing plans targeted at particular market segments are key factors contributing to the Company's customer growth. The industry-wide trend for lower negotiated roaming rates among carriers and generally lower revenue per customer has partially offset the revenue growth resulting from the increased customer base. In addition, acquisitions completed in the first and fourth quarters of 1996 contributed $53.1 million of service revenues.

     Consistent with the rest of the industry, the Company has experienced increased penetration in the consumer market - a trend attributable to declining cellular telephone equipment and service prices and increased promotional activities (i.e., packaging, special rate plans), an increased awareness of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. As a result, cellular revenue growth has not kept pace with the level of growth in the number of customers. Service revenue per average customer per month was $49.39 in 1996, $53.01 in 1995 and $58.57 in 1994. The Company
anticipates that service revenue per average customer per month will continue to decline as penetration rates continue to increase.

     The Company expects that roaming rates between carriers will continue to be reduced as part of the industry-wide effort to increase cellular telephone usage through increased roaming airtime, which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company projects roaming airtime will increase as reduced roaming rates between carriers are ultimately passed on to customers, thus stimulating increased usage. Roaming airtime minutes increased during 1996 and 1995 when compared with the prior years, resulting in increases of $51.8 million and $30.1 million in roaming revenue in those years.

     Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets, generating additional revenue from the increasing availability of a variety of enhanced and related services and products, and acquiring additional cellular communications systems to further strengthen its existing regional clusters. The growth rate of new customers is expected to decline as the Company's customer base grows. Future revenue growth also will be impacted by the Company's entrance into the residential long distance and paging businesses. In 1996, the Company began marketing residential long distance service and reselling paging service in 13 of the 16 states in which the Company provides wireless service. An improved competitive position, reduced cellular churn and increased brand awareness are expected as the Company's long distance and paging services businesses mature.

Equipment Sales

     Equipment sales decreased 4.0% in 1996 and 20.7% in 1995 compared with the prior years, despite an increase in the number of telephone units sold. The price of cellular telephones is a key factor influencing the rate of customer growth. Although declining cellular telephone prices have generated increased activations of cellular service, negative gross margins on equipment sales continue to impact operating results as the Company sells cellular telephones at or below cost. Competitive market pressures are expected to result in a continued trend of negative gross margins on equipment sales.

Cost of Service

     Excluding the impact of roaming activities, cost of service as a percentage of cellular service revenues was 8.1% in 1996, 8.6% in 1995 and 9.0% in 1994. Economies of scale and the favorable effects of renegotiated terms and conditions of a new long distance contract with Sprint are key factors favorably impacting the trend in cost of service as a percentage of cellular service revenues. Long distance telecommunications and operator services are provided to the Company by Sprint based on terms and conditions of a contract governing such charges. In March 1996, a renegotiated agreement with a three-year term was entered into between the Company and Sprint on an exclusive basis (provided that Sprint is able to provide such services at competitive terms and conditions) on terms that are believed to be comparable to those which could be obtained from unaffiliated third parties.

     In August 1996, in an effort to level the competitive telecommunications field, the FCC issued an order that will result in a reduction in costs for wireless companies to interconnect with local telephone companies. In addition, wireless companies will be compensated by landline carriers for calls terminating on wireless networks. The new structure is intended to achieve reciprocal, cost-based interconnection rates. The Company currently is renegotiating its interconnection arrangements with major telephone companies. The Company believes it will benefit from reduced interconnection rates.

     Roaming margins associated with the Company's customers roaming into other carriers' markets declined in 1996, resulting in an increase in cost of service as a percent of cellular service revenues. The decline in margins is attributable to increased competitive pressures to reduce rates for such roaming traffic and an increase in unbillable fraudulent roaming activities. The Company expects that the industry-wide trend to reduce rates will continue, thus stimulating an increase in cellular telephone usage, resulting in an increase in roaming airtime. To the extent reduced retail rates stimulate increased usage and the Company is able to negotiate reduced wholesale roaming rates with other carriers, the effects of discounted rates will be somewhat mitigated.

     Unauthorized usage of customers' telephone numbers, commonly referred to in the industry as cloning fraud, resulted in unbillable fraudulent roaming activities that approximated 1.5%, 1.0% and 0.5% of cellular service revenues in 1996, 1995 and 1994, respectively. Significant fraud activity in several markets caused the increase in unbillable fraudulent roaming activity in 1995. In 1996, the increase in unbillable fraudulent roaming activity was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996. Unbillable fraudulent roaming activities reached approximately 3% of cellular service revenues in the three months ended December 31, 1996. The Company believes it will continue to be impacted by fraudulent roaming activities on a going-forward basis and continues to productively invest in new systems and technologies to reduce the incidence of fraud.

Other Operations Expense

     Other operations expense as a percent of cellular service revenues was 5.3% in 1996, 5.1% in 1995 and 5.4% in 1994. In 1996, nonrecurring charges and the effects of an overall increase in the level of customer debt delinquencies nationwide more than offset realized economies of scale, causing an increase in other operations expense as a percent of cellular service revenues. In 1996, the Company incurred approximately $700,000 of additional maintenance expense caused by two major hurricanes and $900,000 of increased expense for the testing of cell sites to ensure compliance with new environmental protection laws. Bad debt expense as a percentage of cellular service revenues increased to 2.3% in 1996 from 2.1% in 1995 and 2.2% in 1994. The decrease in costs as a percentage of cellular service revenues in 1995 compared with 1994 was due primarily to the growth in the number of cellular customers and an improvement in bad debt levels. The Company expects that other operations expense as a percentage of cellular service revenues will decrease as future economies of scale are realized.

Sales, Marketing and Advertising Expenses

     Sales, marketing and advertising expenses as a percentage of cellular service revenues were 19.6% in 1996, 17.9% in 1995 and 24.0% in 1994. In 1996,
additional advertising, promotional and other marketing expenses associated with the introduction and promotion of the Company's new brand name, and with the initiation of residential long distance service, increased expenses by $26.2 million and $3.3 million, respectively. These factors caused sales, marketing and advertising expenses as a percent of cellular service revenues to increase in 1996. During 1995, sales distribution channel efficiencies were realized causing a decrease in costs as a percent of cellular service revenues when compared with 1994.

     To improve sales and reduce costs associated with acquiring new customers, the Company has begun to depend more upon its own sales force working out of Company retail outlets and kiosks located in shopping malls and other non-company owned retail locations. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, continued increases in its own retail distribution channels are planned. The Company has experienced little change in churn levels, a factor further contributing to the Company's ability to manage the costs of maintaining and growing its customer base.

General, Administrative and Other Expenses

     General, administrative and other expenses as a percentage of cellular service revenues were 25.0% in 1996, 27.2% in 1995 and 26.5% in 1994. The decrease in 1996 was due to economies of scale realized as a result of customer growth. In connection with the spinoff, the Company began to perform certain functions previously provided by Sprint. The undertaking of such functions did not have a significant impact on the Company's 1996 operating expenses. The increase in expenses as a percentage of cellular service revenues in 1995 compared with 1994 was due primarily to increases in costs allocated to the Company by Sprint for administrative support functions and an increase in phone upgrade expenses, a cost required to retain customers and effectively manage customer churn. The Company anticipates an ongoing trend of decreased general, administrative and other expenses as a percentage of cellular service revenues.

Depreciation and Amortization

     Acquisitions of existing cellular communications systems generated intangible assets such as FCC license costs and goodwill which are amortized over 40 years. Amortization expense totaled $22.8 million, $19.2 million and $19.4 million in 1996, 1995 and 1994, respectively. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

     Depreciation expense totaled $124 million, $95.5 million and $73.1 million in 1996, 1995 and 1994, respectively. Depreciation as a percentage of cellular service revenues was 11.8%, 12.1% and 12.8% in 1996, 1995 and 1994, respectively. The increases in depreciation expense primarily are the result of increased capital investment in the Company's cellular network. As a percent of cellular service revenues, depreciation continues to decline, primarily as a result of economies of scale as more customers are added to the existing network.

     The Company continues to invest in analog and enhanced analog network infrastructure to support customer growth and maintain the quality of its service. The Company believes that its networks have sufficient capacity to handle the Company's expected customer growth rate in the near term. In the future, the Company intends to relieve any capacity constraints through frequency planning, the deployment of enhanced analog technology in additional markets, and the selective installation of additional cell sites in densely populated areas. The Company plans to implement a gradual transition to digital technology on a market-by-market basis as additional calling capacity is required to accommodate growth in call volume. This approach should provide time for anticipated improvements in digital technology to be realized, while also avoiding premature capital expenditures. In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology in Las Vegas, Nevada. The introduction of CDMA in Las Vegas followed a six-month trial that began in early 1996. The Company's investment in digital technology will increase in 1997. The Company believes the service lives on its existing analog technology are appropriate.

Interest Expense

     Interest expense decreased in 1996 compared with 1995 because of decreases in interest rates and reduced borrowing levels as a result of the recapitalization at the time of the spinoff. See "Liquidity and Capital Resources" for additional information regarding the Company's recapitalization. Interest expense increased in 1995 when compared with 1994 primarily as a result of interest rate increases and increased borrowings from Sprint. Prior to the spinoff, the Company borrowed from Sprint, primarily to fund construction costs and start-up losses, at interest rates based on prime plus 2% and a 30-day commercial paper rate. The average interest rate was 7.1% in 1996, 8.9% in 1995 and 7.6% in 1994. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $122 million of subordinated promissory notes, borrowings under a revolving credit facility ("Credit Facility") with a number of banks and institutional lenders and market-based short-term borrowings.

Minority Interests in Net Income of Consolidated Entities

     Minority Interests in Net Income of Consolidated Entities represents other investors' interests in the operating results of cellular systems in which the Company has a controlling interest. The increases in 1996, 1995 and 1994 are due to improved operating results.

Equity in Net Income of Unconsolidated Entities

     Equity in Net Income of Unconsolidated Entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased in 1996, 1995 and 1994 primarily as a result of increased income generated by minority cellular investments in markets that continue to mature.

     As described in Note 10 of Notes to Consolidated Financial Statements, various suits arising in the normal course of business are pending against the cellular system entities in which the Company does not have a controlling interest. Because the outcome of such legal proceedings has not been determined, no provision for any liability that may result upon adjudication of such litigation has been made in the consolidated financial statements of the cellular system entity or the Company. In view of the uncertainty regarding each litigation, there can be no assurance that the outcome of such litigation will not have a material adverse effect on the Company's investment in these entities or in its equity in the net income of each entity.

Income Taxes

     The Company's income tax expense for 1996, 1995 and 1994 was $57.8 million, $25.4 million and $5.7 million, respectively. The reduction in the Company's effective tax rate in 1996 compared with 1995, primarily was attributable to increased levels of pre-tax income which lessened the impact of items not deductible for income tax purposes. In the 1996 fourth quarter, the Company recorded a $2.2 million nonrecurring adjustment to its income tax provision. See
Note 9 of Notes to Consolidated Financial Statements for additional information regarding differences that caused the effective income tax rates to vary from the statutory federal income tax rates.

     As of December 31, 1996, the Company had recorded deferred income tax assets of $54.9 million, net of a $10.1 million valuation allowance. See Note 9 of Notes to Consolidated Financial Statements for information regarding the sources that gave rise to these assets. The Company has determined that it is more likely than not that these deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some portion of these deferred income tax assets.

Net Losses

     The Company sustained net losses in each fiscal year from its formation in 1982 through 1995. These losses primarily related to the start-up nature of the Company's business which required significant expenditures associated with the acquisition of new customers and substantial investment in infrastructure to support growth. Total operating expenses as a percentage of cellular service revenues have declined and it is anticipated that this trend will continue as the Company realizes economies of scale associated with growth in its customer base. Accordingly, the Company produced net income in 1996. Moreover, the Company's business strategy is intended to produce ongoing long-term profitability.

Competition

     Cellular carriers compete primarily against the other facilities-based cellular carrier in each market. However, companies with PCS licenses have begun to offer their products and services in several of the Company's service areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. However, there can be no assurance that these measures will completely mitigate the pressures associated with the expected increase in the level of PCS competition.

Liquidity and Capital Resources

     In conjunction with the spinoff from Sprint, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt, net of receivables from affiliates, was contributed to the Company by Sprint as Additional Paid-In Capital. Funding for the repayment was derived from the proceeds of $900 million of Senior Notes issued under an indenture ("Indenture") and approximately $500 million of initial borrowings under the Credit Facility. In addition, a recapitalization of the Company's common stock was effected pursuant to which the Company split the 10 shares of issued and outstanding common stock into 116,733,983 new shares of common stock to allow for the pro rata distribution of such stock to the common shareholders of Sprint. This distribution was effected as a tax-free dividend.

     The Credit Facility has general and financial covenants that place certain restrictions on the Company. The Company is limited with respect to: the making of payments (dividends and distributions); the incurrence of certain liens; the sale of assets under certain circumstances; entering into or otherwise permitting any subsidiary distribution restrictions; certain transactions with affiliates; certain consolidations, mergers and transfers; and the use of loan proceeds. In addition, the Credit Facility limits the aggregate amount of additional borrowings that can be incurred by the Company.

     The Indenture has general and financial covenants similar to the Credit Facility. However, these covenants, except for the limitation on liens, are suspended while the Company's public debt is rated investment grade by two or more credit rating agencies. The Company attained the second such rating on February 10, 1997.

Holding Company Structure

     The Company's operations are conducted largely through subsidiary corporations and partnerships. In the case of subsidiary corporations, those entities are wholly owned, directly or indirectly, by the Company and are not restricted in any way from paying dividends or other payments to the Company. In addition, the Company's subsidiaries are not permitted under the Credit
Facility, subject to certain exceptions, to restrict distributions to the Company. In the case of partnerships, to the extent funds are available for distribution, distributions are generally required under the partnership agreements, except to the extent such funds are required for additional capital investments in the partnership. However, because the Company does not control the capital structure of certain partnerships in which it holds minority interests, it is possible that such partnerships may have entered into loan agreements or other contractual arrangements that restrict or limit distributions to the partners of such partnerships.

Cash Flows - Operating Activities

     Operating cash flow increases reflect improved operating results. During 1996, operating cash flows were impacted by additional advertising, promotional and other marketing expenses associated with the introduction and promotion of the Company's new brand name. Although future cash flows will continue to be impacted by costs associated with the promotion of the Company's new brand name, the Company expects cash flows generated by operating activities to continue to increase.

Cash Flows - Investing Activities

     Capital expenditures were $300.1 million, $323.7 million and $264.3 million in 1996, 1995 and 1994, respectively. The decrease in capital expenditures in 1996, compared with 1995, was the result of the maturing of the Company's cellular network. In previous years, the Company concentrated on satisfying the FCC's requirements for the build out of cellular systems relating to the expansion of the geographic footprint or coverage area of Company-held licenses, in addition to capital investment to support customer growth. With the geographic areas of its licensed markets essentially covered, the Company currently focuses on capital investment to support customer growth and on improving customer call quality. The Company plans to install CDMA technology in the greater Raleigh, North Carolina, service area during 1997.

     On November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies (the "ICN Acquisition") which own and operate cellular licenses and related systems in Kentucky, Ohio, Pennsylvania and West Virginia, providing cellular service to approximately 140,000 customers in 20 markets, representing an estimated 3.3 million potential customers. The purchase price was approximately $519 million, comprising 6,500,000 shares of the Company's Common Stock, $122 million in aggregate principal  amount  of  the  Company's  subordinated  promissory  notes  and  the
Company's assumption of $240 million in senior debt, which was immediately refinanced with borrowings under the Credit Facility. The remaining portion of the purchase price was paid in cash. The ICN Acquisition was accounted for as a purchase and its results of operations are included in the consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Additional adjustments to these estimates are expected to be made. To achieve cellular system compatibility and standard customer functionality, it will be necessary for the Company to replace the acquired cell site equipment and switches.
Such replacements commenced in 1996 and will be completed in 1997.

     In the first quarter of 1996, the Company acquired cellular properties in South Carolina, North Carolina and Ohio and additional partnership interests in Florida. The aggregate purchase price of these acquisitions was $110 million.

     On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. To the extent feasible, the Company intends to reduce its minority investments in cellular communications systems and increase its ownership interests in controlled markets. The Company also intends to pursue the acquisition of additional markets with similar characteristics that provide opportunities to enhance the clustering of contiguous service areas. See Note 3 of Notes to Consolidated Financial Statements for a discussion of completed and proposed acquisitions and divestitures.

Cash Flows - Financing Activities

     In 1995 and 1994, cash provided by financing activities principally reflected borrowings from Sprint. Following the spinoff, capital to meet funding requirements was no longer available from Sprint. In conjunction with the spinoff, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company by Sprint as Additional Paid-In Capital. Funding for the repayment was derived from proceeds of the Company's Senior Notes issued under the Indenture and initial borrowings under the Credit Facility. In conjunction with the ICN Acquisition, the Company issued $122 million in aggregate principal amount of the Company's subordinated promissory notes and assumed $240 million of senior debt which was immediately refinanced under the Credit Facility. The subordinated promissory notes have general and financial covenants which are currently suspended while the Company's public debt is rated investment grade by two or more credit rating agencies. The Company attained the second such rating on February 10, 1997.

     As part of its cash management program, the Company also incurs short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $50 million under certain debt covenants.

     In 1996, the Company repurchased shares of Common Stock on the open market for purposes of distributing shares under the Employee Stock Purchase Plan which terminated on June 30, 1996 and issuing Common Stock in conjunction with stock option exercises. These purchases reduced shareowners' equity by $3.4 million.

Liquidity

     Prior to the ICN Acquisition, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and the increase in the Company's borrowing capacity from $800 million to $1 billion. The aggregate amount of additional borrowings which can be incurred under the Credit Facility is ultimately limited by certain covenants included therein. At December 31, 1996, the Company had $680 million of borrowings outstanding under the Credit Facility and was not limited in its borrowing capacity under the Credit Facility.

     On February 13, 1997, a shelf registration filed with the Securities and Exchange Commission became effective, providing for the issuance, from time to time, of up to $500 million in aggregate initial offering price of the Company's unsecured debt securities and/or warrants to purchase debt securities ("Debt Securities"). The net proceeds to be received by the Company from the sales of Debt Securities will be available for general corporate purposes and may be used for the repayment of short-term debt and borrowings under the Credit Facility and for the funding of future acquisitions, capital expenditures and working capital requirements.

Capital Requirements

     Substantial capital is required to expand and operate the Company's existing cellular systems and to acquire interests in additional cellular systems. The Company has increased borrowings to the extent its existing cash needs have not been met through existing cash resources and cash flows from operations. Prior to the spinoff, the Company met its funding requirements through borrowings from Sprint. Subsequent to the spinoff, existing cash resources, internally generated funds and borrowings under the Credit Facility have been used to meet the Company's capital requirements.

     The Company expects to make capital expenditures, excluding acquisitions, of approximately $315 million in 1997. Funding for these expenditures is expected to be derived from existing cash resources, cash flows from operations, borrowings under the Credit Facility and the issuance of Debt Securities. These expenditures will be made to expand and enhance existing cellular systems, install digital technology in the Company's greater Raleigh, North Carolina, service area and replace equipment in markets acquired in the ICN Acquisition.

     For the next several years, the Company does not expect its operations to generate sufficient cash flow to meet both future capital requirements needed to fund operating activities and cash requirements for acquisitions of ownership interests in cellular communications systems. Acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. The Company expects that it will need to raise additional funds to make such investments. An agreement, which was designed to preserve the tax-free status of the Company's spinoff from Sprint, imposes certain limitations associated with equity transactions. Accordingly, the Company is prohibited from issuing preferred stock and is limited as to the aggregate amount of additional common stock that it can issue, unless an unqualified opinion of counsel or ruling from the Internal Revenue Service states that such action would not cause the spinoff to be taxable. At December 31, 1996, the Company was limited to issuing up to an additional 19 million common shares. This limitation expires on March 7, 1998.

     The Company believes that it will have the needed access to the capital markets on suitable terms and that, together with borrowings under the Credit Facility, the issuance of Debt Securities and net cash provided by operations, it will have adequate capital to satisfy its projected funding requirements for operations in 1997 and thereafter. The Company currently does not intend to seek funding from other sources during 1997. See Note 3 of Notes to Consolidated Financial Statements for a discussion of completed and proposed acquisitions and divestitures. There can be no assurance that access to the capital markets can be obtained in amounts and on terms adequate to meet its objectives or that the borrowings or net cash provided by operations will be adequate to meet the Company's projected funding requirements.

General Hedging Policies

     The Company utilizes certain derivative financial instruments in an effort to manage exposure to interest rate risk, but not for trading purposes. During 1996, the utilization of such instruments was limited to interest rate swap agreements. The Company does not take speculative positions or create an exposure in an effort to benefit from market fluctuations. As of December 31, 1996, any potential loss or exposure related to interest rate swap agreements was immaterial to overall operations, financial condition and liquidity. See
Note 6 of Notes to Consolidated Financial Statements for more information related to interest rate swap agreements.

Dividend Policy

     The Company currently does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Developments

     On March 17, 1997, the Company issued $200,000,000 in aggregate principal amount of its 7.60% Senior Notes Due 2009. The net proceeds received by the Company from the sale of these Debt Securities was used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

     On March 11, 1997, the Company announced that its customer growth in the first quarter of 1997 is expected to substantially exceed its customer gain of 94,605 during the first quarter of 1996. The Company expects results for the first quarter of 1997 to be adversely affected by higher customer acquisition costs resulting from such customer growth. The first quarter customer growth is attributed to the Company's new brand positioning which was launched in March 1996; continued promotional activity; and the introduction of simplified pricing plans. The Company's new roaming rate plans, which were implemented earlier this year as part of the pricing simplification effort, are expected to reduce operating revenues by approximately $4 million to $5 million in the first quarter of 1997.

     In January 1997, the Company reported that it incurred cellular fraud losses, primarily in December 1996, that were $6 million higher than its historical cellular fraud level of 1% of service revenues. Although the losses attributable to cellular fraud have declined in 1997, such losses are expected to average approximately $3 million per month, above historical rates, in the first quarter of 1997.

Forward-Looking Statements

     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; the impact on the Company's operations that may arise from concerns suggesting cellular telephones may be linked to cancer; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the heading "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No.1-14108), which section is hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareowners
360 Communications Company


We have audited the accompanying consolidated balance sheets of 360 Communications Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of GTE Mobilnet of South Texas Limited Partnership, New York SMSA Limited Partnership, Orlando SMSA Limited Partnership and Chicago MSA Limited Partnership, equity investees of the Company, for which the Company's investment in these partnerships is $121,654,000 and $93,210,000 at December 31, 1996 and 1995, respectively, and the Company's equity in the net income of these partnerships is $39,644,000, $32,753,000 and $24,289,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to data included for such partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all
material   respects,   the  consolidated   financial   position  of  360
Communications Company and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                        Ernst & Young LLP

Chicago, Illinois
February 26, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Kansas City SMSA Limited Partnership


We have audited the accompanying balance sheets of Kansas City SMSA Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kansas City SMSA Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                        Ernst & Young LLP

San Antonio, Texas
February 14, 1997

                 REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of the
GTE Mobilnet of South Texas Limited Partnership:

We have audited the balance sheets of the GTE Mobilnet of South Texas Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the GTE Mobilnet of South Texas Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 24, 1997

                 REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of the
Chicago SMSA Limited Partnership:

We have audited the balance sheets of the Chicago SMSA Limited Partnership (an Illinois partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Chicago SMSA Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP

Chicago, Illinois
January 17, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of the New York SMSA Limited Partnership


We have audited the accompanying balance sheets of the New York SMSA Limited Partnership (the Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the New York SMSA Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        Coopers & Lybrand L.L.P.


New York, New York
February 13, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of the Orlando SMSA Limited Partnership


We have audited the accompanying balance sheets of the Orlando SMSA Limited Partnership as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Orlando SMSA Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        Coopers & Lybrand L.L.P.

Atlanta, Georgia
February 7, 1997

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                                            December 31,
                                                     --------------------------
                 ASSETS                                  1996          1995
                 ------                              -----------    -----------
Current Assets
Cash and Cash Equivalents                            $     2,554    $    19,023
Accounts Receivable, less allowances
  of  $5,730 and $2,370,  respectively                   102,483         68,087
Other Receivables                                         27,090         29,799
Unbilled Revenue                                          35,712         23,481
Inventory                                                 35,908         19,576
Deferred Income Taxes                                      8,462
Prepaid Expenses and Other                                16,634          6,604
                                                     -----------    -----------
    Total Current Assets                                 228,843        166,570
                                                     -----------    -----------

Property, Plant and Equipment                          1,499,407      1,151,157
Less: Accumulated Depreciation                           415,981        300,703
                                                     -----------    -----------
Property, Plant and Equipment, net                     1,083,426        850,454
                                                     -----------    -----------

Investments in Unconsolidated Entities                   349,231        318,287
Intangibles, net                                       1,136,587        632,756
Other Assets                                              13,982          5,179
                                                     -----------    -----------
    Total Assets                                     $ 2,812,069    $ 1,973,246
                                                     ===========    ===========

                 LIABILITIES AND SHAREOWNERS' EQUITY
                 -----------------------------------

Current Liabilities
Trade Accounts and Other Payables                    $   227,654    $   111,770
Short-Term Borrowings                                     43,750
Advance Billings                                          28,314         20,559
Accrued Taxes                                             17,951         19,690
Accrued Agent Commissions                                 12,089         15,417
Other                                                     21,090         27,092
                                                     -----------    -----------
    Total Current Liabilities                            350,848        194,528
                                                     -----------    -----------

Long-Term Debt                                         1,699,778             --
Advances From and Notes to Affiliates                         --      1,517,729
                                                     -----------    -----------

Deferred Credits and Other Liabilities
Deferred Income Taxes                                    113,005         99,168
Postretirement and Other Benefit Obligations               5,855         12,859
                                                     -----------    -----------
    Total Deferred Credits and Other Liabilities         118,860        112,027
                                                     -----------    -----------

Minority Interests in Consolidated Entities              180,083        146,894
                                                     -----------    -----------

Shareowners' Equity
Common  Stock  ($.01 par value;  1,000,000,000
  shares  authorized;  123,308,921 shares issued
  and outstanding in 1996 and no par value;
  10 shares authorized; 10 shares issued;
  10 shares outstanding in 1995)                           1,233         11,541
Additional Paid-In Capital                               772,199        360,978
Accumulated Deficit                                     (310,932)      (370,451)
                                                     -----------    -----------
    Total Shareowners' Equity                            462,500          2,068
                                                     -----------    -----------
    Total Liabilities and Shareowners' Equity        $ 2,812,069    $ 1,973,246
                                                     ===========    ===========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Thousands of Dollars)




                                              For the Year Ended December 31,
                                           ------------------------------------
                                              1996          1995        1994
                                           -----------   ----------  ----------
OPERATING REVENUES
Cellular Service Revenues                  $1,052,726    $ 789,459   $ 569,793
Equipment Sales                                43,146       44,956      56,682
                                           -----------   ----------  ----------
     Total Operating Revenues               1,095,872      834,415     626,475
                                           -----------   ----------  ----------

OPERATING EXPENSES
Cost of Service                                99,745       68,223      51,071
Cost of Equipment Sales                       104,327      109,441      79,000
Other Operations Expense                       55,776       40,591      30,905
Sales, Marketing and Advertising Expenses     206,147      141,505     136,501
General, Administrative and Other Expenses    263,191      214,536     150,985
Depreciation and Amortization                 146,841      114,731      92,435
                                           -----------   ----------  ----------
     Total Operating Expenses                 876,027      689,027     540,897
                                           -----------   ----------  ----------

OPERATING INCOME                              219,845      145,388      85,578
Interest Expense                             (106,364)    (127,240)    (98,437)
Minority Interests in Net Income
   of Consolidated Entities                   (46,622)     (34,269)    (22,110)
Equity in Net Income of
   Unconsolidated Entities                     50,234       40,016      26,390
Other Income (Expense), net                       255         (185)     (5,481)
                                           -----------   ----------  ----------
Income (Loss) Before Income Taxes             117,348       23,710     (14,060)
Income Tax Expense                             57,829       25,405       5,697
                                           -----------   ----------  ----------
     Net Income (Loss)                     $   59,519    $  (1,695)  $ (19,757)
                                           ===========   ==========  ==========

Net Income (Loss) per Share (in Dollars)   $     0.50    $   (0.01)  $   (0.17)
                                           ===========   ==========  ==========

Weighted Average Shares
   Outstanding, in thousands                  118,136      116,706     116,247
                                           ===========   ==========  ==========









The accompanying Notes are an integral part of the Consolidated Financial Statements.


                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)



                                                     For the Year Ended December 31,
                                                    ---------------------------------
                                                       1996       1995       1994
                                                    ---------- ---------- ----------
Operating Activities
Net Income (Loss)                                   $  59,519  $  (1,695) $ (19,757)
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by Operating Activities:
    Depreciation and Amortization                     146,841    114,731     92,435
    Deferred Income Taxes                              36,197     36,267     20,646
    Loss on the Sale of Cellular Property                                     4,352
    Equity in Net Income of Unconsolidated
      Entities, net of distributions                  (27,838)    (7,206)   (10,899)
    Minority Interests in Net Income of
      Consolidated Entities                            46,622     34,269     22,110
    Changes in Operating Assets and Liabilities,
           excluding acquisitions
       Receivables, net                               (28,748)   (20,610)   (23,111)
       Other Current Assets                           (23,222)     7,592    (18,225)
       Trade Accounts and Other Payables              110,146      3,420     38,293
       Accrued Expenses and Other
           Current Liabilities                         (3,984)     6,365     36,590
       Noncurrent Assets and Liabilities, net            (685)    12,007     (1,455)
    Other, net                                          4,425     (1,847)       834
                                                    ---------  ---------- ---------
Net Cash Provided by Operating Activities             319,273    183,293    141,813
                                                    ---------  ---------- ---------

Investing Activities
Capital Expenditures                                 (300,123)  (323,651)  (264,333)
Acquisitions                                         (352,533)    (1,142)        --
Investments in Unconsolidated Entities and Other      (14,890)    (3,743)    (8,009)
Proceeds from Sale of Cellular Property                    --         --      9,920
                                                    ---------  ---------- ---------
Net Cash Used by Investing Activities                (667,546)  (328,536)  (262,422)
                                                    ---------  ---------- ---------

Financing Activities
Net Borrowings under Bank Revolving Credit Facility   680,000         --         --
Proceeds from Long-Term Debt                          900,000         --         --
Debt Issuance Costs                                   (15,229)        --         --
Net Short-Term Borrowings                              43,750
Increase in Advances from Affiliates                  135,892    158,482    107,294
Contributions from Minority Investors                   5,636      7,228     17,742
Distributions to Minority Investors                   (14,849)    (6,971)    (4,405)
Repayment of Advances from Affiliates              (1,400,000)        --         --
Other                                                  (3,396)        --         --
                                                    ---------  ---------- ---------
Net Cash Provided by Financing Activities             331,804    158,739    120,631
                                                    ---------  ---------- ---------

Decrease in Cash and Cash Equivalents                 (16,469)    13,496         22
Cash and Cash Equivalents at Beginning of Year         19,023      5,527      5,505
                                                    ---------  ---------- ---------
Cash and Cash Equivalents at End of Year            $   2,554  $  19,023  $   5,527
                                                    =========  ========== =========


The  accompanying  Notes  are an  integral  part of the  Consolidated  Financial
Statements.

                                        3


                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

                  (Thousands of Dollars, except share amounts)


                                    Common Stock     Additional                Total
                               ---------------------  Paid-In   Accumulated Shareowners'
                                  Shares     Amount   Capital     Deficit     Equity
                               ------------ -------- ---------- ----------- ------------
Balance at December 31, 1993            10 $ 11,541 $ 360,978  $ (348,999) $    23,520
Net Loss                                 -        -         -     (19,757)     (19,757)
                               ----------- -------- ---------  ----------  -----------
Balance at December 31, 1994            10   11,541   360,978    (368,756)       3,763
Net Loss                                 -        -         -      (1,695)      (1,695)
                               ----------- -------- ---------  ----------  -----------
Balance at December 31, 1995            10   11,541   360,978    (370,451)       2,068

Net Income                               -        -         -      59,519       59,519
Capital Contributions by Sprint
  Corporation in Conjunction
  with Spinoff                           -        -   253,160           -      253,160
Recapitalization of Stock
  Pursuant to Spinoff from
  Sprint Corporation           116,733,973  (10,374)   10,374           -            0
Shares Issued for Acquisition    6,500,000       65   150,248           -      150,313
Other, net                          74,938        1    (2,561)          -       (2,560)
                               ----------- -------- ---------  ----------  -----------
Balance at December 31, 1996   123,308,921 $  1,233 $ 772,199  $ (310,932) $   462,500
                               =========== ======== =========  ==========  ===========

The  accompanying  Notes  are an  integral  part of the  Consolidated  Financial
Statements.

                                        4

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

     360 Communications Company and its subsidiaries (the "Company") provide wireless voice and data telecommunications services. In 1996, the Company began marketing residential long distance service and reselling paging service in 13 of the 16 states in which the Company provides wireless service. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. In the fourth quarter of 1996, the Company consolidated its North Carolina region with its Southeast region. The Company operates in three additional regions in the United States: Mid-Atlantic, Midwest and West.

     The Company was a wholly owned subsidiary of Centel Corporation, a wholly owned subsidiary of Sprint Corporation ("Sprint"). On March 7, 1996, Sprint completed the spinoff of the Company to Sprint shareholders through a pro rata distribution of all of the Common Stock of the Company ("spinoff"). For further discussion of the spinoff, see Note 2.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company accounts for all other investees using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share

     In 1996, earnings per share amounts were based on the weighted average number of shares outstanding, including common stock equivalents. In 1995 and 1994, loss per share amounts were based on the weighted average number of Sprint shares outstanding, including common stock equivalents, for each respective period, adjusted for a conversion ratio of one share of the Company's Common Stock to three shares of Sprint common stock.

Revenue Recognition

     The Company earns revenues by providing access to its cellular system ("access revenue"), for usage of its cellular system ("airtime revenue"), for long distance calls placed by the Company's customers and those of other carriers within the Company's service area ("long distance"), and for providing service to customers from other cellular systems who are traveling through the service area ("roaming revenue"). Access revenue is billed one month in advance and is recognized when earned. Airtime revenue, roaming revenue and long distance revenue are recognized when the service is rendered. Other service revenues are recognized after services are performed and include connection and installation revenues. Equipment sales are recognized on delivery of the equipment to the customer.

Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1996 and 1995 was $55,491,000 and $27,337,000, respectively.

Cash

     As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $34,924,000 and $34,013,000 at December 31, 1996 and 1995, respectively, and are classified as Trade Accounts and Other Payables in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when they were presented for payment.

Inventory

     Inventory consists of cellular telephone and certain accessory equipment held for resale and is stated at the lower of cost (principally first in, first out method) or market.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost, including labor and overhead expenses associated with construction. Cost includes capitalized interest on funds borrowed to finance construction and is amortized over the lives of the related assets. Capitalized interest for the years ended December 31, 1996, 1995 and 1994 was $2,234,000, $1,553,000 and $1,097,000, respectively.
Depreciation is computed by applying the straight-line method over the estimated service lives for depreciable plant and equipment.

Investments in Unconsolidated Entities

     Minority partnership investments include the excess of the purchase price over the underlying net book value of cellular partnerships of $232,014,000 and $229,812,000 as of December 31, 1996 and 1995, respectively. Such excess, which relates to Federal Communications Commission ("FCC") licenses or goodwill, is generally being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $46,295,000 and $40,498,000 as of December 31, 1996 and 1995, respectively.

     Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $5,798,000, $5,770,000 and $5,769,000, respectively, and is included in Equity in Net Income of Unconsolidated Entities in the accompanying Consolidated Statements of Operations.

Intangibles

     The Company has acquired identifiable intangible assets, as well as goodwill, through its acquisitions of interests in various cellular systems. The cost of acquired entities is allocated to identifiable assets at the date of the acquisition and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. Intangible assets related to the acquisition of entities in which the Company does not have a controlling interest are included in Investments in Unconsolidated Entities.

     The FCC issues licenses that enable cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to 10 years and generally grants renewals if the licensee has complied with its obligations under the Communications Act of 1934. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its cellular licenses.

     Intangible assets are being amortized over 40 years. Accumulated amortization related to acquisitions of controlling interests in cellular systems aggregated $153,908,000 and $131,091,000 as of December 31, 1996 and 1995, respectively. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $22,817,000, $19,191,000 and $19,381,000, respectively.

     The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. Should events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized.

Supplemental Cash Flow Information

     The Company paid interest of $78,124,000,  $127,240,000 and $98,437,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Income taxes of $25,707,000, $(5,500,000) and $(13,915,000) were paid (received) by the Company in 1996, 1995 and 1994, respectively.

Income Taxes and Tax Sharing Arrangement

     Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company was included in the consolidated federal income tax return of Sprint through March 7, 1996 (see Note 11). Under a tax sharing arrangement in effect prior to the spinoff, the Company was paid for the utilization of net operating losses included in the consolidated tax return, even if such losses and credits could not have been used if the Company had filed on a separate return basis.

Stock Option Plans

     The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." However, in accordance with the provisions of SFAS 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans and accordingly, does not recognize compensation cost. See Note 8 for a summary of the pro forma effects to reported net income and earnings per share if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS 123.

Concentrations of Credit Risk

     To the extent that the Company's customers become delinquent, collection activities commence. No single customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform to the presentation used in 1996.

2.  Spinoff

     On July 26, 1995, Sprint announced that its Board of Directors decided to pursue a tax-free spinoff of the Company to Sprint shareholders. In the FCC auction of wireless Personal Communications Services ("PCS") licenses, Sprint Spectrum LP won the rights to several markets that overlap service territories operated by the Company. Under FCC rules, Sprint was required to divest or reduce its cellular holdings in certain markets to clear conflicts with the PCS licenses awarded to Sprint Spectrum LP. For these reasons, Sprint and its Board of Directors decided to pursue a spinoff of the cellular operations of Sprint.

     On March 7, 1996, the spinoff was consummated. In conjunction with the spinoff, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt, net of receivables from affiliates, was contributed to the Company by Sprint as Additional Paid-In Capital. Funding for the repayment was derived from the proceeds of $900 million of Senior Notes issued under an indenture and approximately $500 million of initial borrowings under a revolving credit facility ("Credit Facility") with a number of banks and institutional lenders. In addition, a recapitalization of the Company's common stock was effected pursuant to which the Company split the 10 shares of issued and outstanding common stock into 116,733,983 new shares of common stock to allow for the pro rata distribution of such stock to the common shareholders of Sprint. This distribution was effected as a tax-free dividend.

3.  Acquisitions and Divestitures

     On January 31, 1996, the Company purchased additional partnership interests in 360 Communications Company of Ft. Walton Beach Limited Partnership and 360 Communications Company of Tallahassee Limited Partnership. Also on January 31, 1996, the Company purchased an operating license and related cellular assets in the North Carolina RSA No. 14 market. On February 23, 1996, the Company acquired an operating license and related assets in the Ohio RSA No. 1 market. In addition, on February 29, 1996, the Company purchased a 50% interest in South Carolina RSA No. 4 Cellular General Partnership, a 50% interest in South Carolina RSA No. 5 Cellular General Partnership and a 50% interest in South Carolina RSA No. 6 Cellular General Partnership. These acquisitions were accounted for as purchases and the aggregate purchase price was approximately $110,000,000. The effects of these acquisitions on the operating results of the Company were not significant.

     On November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies (the "ICN Acquisition") which own and operate cellular licenses and related systems and assets in Kentucky, Ohio, Pennsylvania and West Virginia. The Company acquired the licenses from Independent Cellular Network Partners and certain of its affiliates (collectively, "ICNP") for approximately $519 million, comprising 6,500,000 shares of the Company's common stock, $122 million in aggregate principal amount of the Company's subordinated promissory notes and the Company's assumption of $240 million of Independent Cellular Network Partners' senior debt, which was immediately refinanced with borrowings under the Credit Facility. The remaining portion of the purchase price was paid in cash. The ICN Acquisition was accounted for as a purchase and its results of operations are included in the consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at estimated fair value based on a preliminary allocation of the purchase price. Additional adjustments to these estimates are expected to be made.

     The following unaudited consolidated pro forma information shows the 1996 and 1995 results of the Company's operations as though the ICN Acquisition had occurred at January 1, 1995. The pro forma results are not necessarily indicative of the future results or actual results that would have occurred had the purchase been made at the beginning of the period presented (in thousands).

                                                  For the Year Ended
                                                     December 31,
                                            ------------------------------
                                               1996               1995
                                            ------------      ------------

  Operating Revenues                        $   1,153,441     $    895,262
  Net Income (Loss)                         $       48,813    $    (25,323)
  Earnings (Loss) Per Share (in dollars)    $         .40     $       (.21)

     In August 1994, the Company sold all of the assets associated with the cellular communications system in Sioux City, Iowa, to a wholly owned subsidiary of McCaw Cellular Communications, Inc. The purchase price received was approximately $9,920,000, and a loss of $4,352,000 was realized on this divestiture. The effect of this divestiture on the operating results of the Company was not significant.

     In January 1997, the Company acquired additional ownership interests in certain majority-owned partnerships and divested ownership interests in certain unconsolidated entities. In February 1997, the Company signed definitive agreements with BellSouth Corporation ("BellSouth") to combine ownership interests in two cellular partnerships in which the Company currently has a noncontrolling interest and BellSouth has a controlling interest. The resulting partnership will be owned approximately 75% by BellSouth and 25% by the Company. In addition, the Company will contribute its ownership interest in another unconsolidated entity and cash. In a separate transaction, the Company agreed to sell to BellSouth its interest in a 100% owned entity and acquire from BellSouth an additional interest in a majority-owned partnership. The combined effect of these transactions is expected to result in a net cash payment by the Company of approximately $100 million.

4.  Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

                                               Depreciable
                                                  Lives         December 31,
                                               ---------------------------------
                                                            1996         1995
                                                         -----------  ----------
       Switching, Base Site Controller and
          Radio Frequency Equipment          9-10 years  $   847,214  $  639,170
       Cell Site Towers and Shelters         5-20 years      404,094     319,673
       Office Furniture and Other Equipment   2-5 years      162,255     121,577
                                                         -----------  ----------
          Plant in Service                                 1,413,563   1,080,420
       Construction Work in Progress                          85,844      70,737
                                                         -----------  ----------
                                                           1,499,407   1,151,157
       Less: Accumulated Depreciation                        415,981     300,703
                                                         -----------  ----------
                                                         $ 1,083,426  $  850,454
                                                         ===========  ==========

     Depreciation expense charged to operations for the years ended December 31, 1996, 1995 and 1994 was $124,024,000, $95,540,000 and $73,054,000, respectively.

5.  Investments in Unconsolidated Entities

Interests Owned

     Interests owned in cellular systems of unconsolidated entities were as follows:

                                                                  December 31,
                                                              ------------------
                                                               1996      1995
                                                              -------   -------

     Florida 9 RSA Limited Partnership                         49.00%    49.00%
     Pennsylvania 3 Wireline Settlement Limited Partnership    44.44%    27.78%
     Illinois Valley Cellular RSA 2-II Partnership             40.00%    40.00%
     Pennsylvania RSA No. 5 General Partnership                40.00%      -
     Pennsylvania 4 Wireline Settlement Partnership            33.33%    33.33%
     Virginia 10 RSA Limited Partnership                       33.00%    33.00%
     Iowa RSA No. 13 Limited Partnership                       30.00%    30.00%
     Texas RSA No. 11B Limited Partnership                     28.00%    28.00%
     Omaha MSA Limited Partnership                             27.59%    27.59%
     RCTC Wholesale Company (Richmond)                         27.27%    27.27%
     GTE Mobilnet of Fort Wayne Limited Partnership            25.00%    25.00%
     Texas RSA 7B1 Limited Partnership                         25.00%    25.00%
     Allentown SMSA Limited Partnership                        20.77%    16.77%
     Georgia RSA No. 1 Limited Partnership                     20.00%    20.00%
     GTE Mobilnet of Indiana RSA #3 Limited Partnership        20.00%    20.00%
     St. Joseph SMSA Limited Partnership                       20.00%    20.00%
     Missouri RSA 9B1 Limited Partnership                      19.60%    19.60%
     Kansas City SMSA Limited Partnership                      19.00%    19.00%
     Illinois Independent RSA No. 3 General Partnership        18.13%    18.13%
     Reading SMSA Limited Partnership                          15.85%     5.85%
     Orlando SMSA Limited Partnership                          15.00%    15.00%
     Missouri 1--Atchison RSA Limited Partnership              14.28%    14.28%
     RSA 11 Limited Partnership (IA)                           14.14%    14.14%
     Missouri RSA 4 Partnership                                12.50%    12.50%
     New York SMSA Limited Partnership                         10.00%    10.00%
     GTE Mobilnet of South Texas Limited Partnership            8.77%     8.77%
     Iowa 16--Lyon Limited Partnership                          8.33%     8.33%
     Iowa RSA 5 Limited Partnership                             7.14%     7.14%
     Iowa 15--Dickinson Limited Partnership                     6.67%     6.67%
     Iowa RSA No. 14 Limited Partnership                        5.56%     5.56%
     Chicago SMSA Limited Partnership                           5.00%     5.00%
     RSA 1 Limited Partnership (IA)                             3.90%     3.90%
     GTE Mobilnet of Ohio Limited Partnership                   3.50%     3.50%
     Iowa 8--Monona Limited Partnership                         2.30%     2.30%
     Cincinnati SMSA Limited Partnership                        1.20%     1.20%
     GTE Mobilnet of Austin Limited Partnership                  .82%      .82%

Financial Information

     Condensed combined financial information, a portion of which is unaudited, for investments in entities accounted for under the equity method follows (in thousands):

                                              For the Year Ended December 31,
                                         --------------------------------------
                                             1996          1995         1994
                                         --------------------------------------
  Results of Operations
   Cellular Service Revenues             $ 2,187,202   $ 1,796,895   $1,357,945
   Equipment Sales                           109,314        97,727       67,945
                                         -----------   -----------   ----------
        Total Operating Revenues           2,296,516     1,894,622    1,425,890
                                         -----------   -----------    ---------

   Cost of Equipment Sales                   209,895       151,334      101,691
   Operating, Selling, General,
      Administrative and Other Expenses    1,266,353     1,049,117      824,049
   Depreciation and Amortization             227,480       201,459      165,010
                                         -----------   -----------   ----------
          Total Operating Expenses         1,703,728     1,401,910    1,090,750
                                         -----------   -----------   ----------
   Operating Income                          592,788       492,712      335,140
   Non-operating Expenses                       (642)      (12,903)        (725)
   Minority Interests in Net (Income)
      Loss of Consolidated Entities               --        (1,513)       1,958
                                         -----------   -----------   ----------

   Net Income                            $   592,146   $   478,296   $  336,373
                                         ===========   ===========   ==========


                                                 December 31,
                                        ------------------------------
                                             1996             1995
                                        ---------------- -------------
  Assets
       Current Assets                   $     514,788    $     371,827
       Noncurrent Assets                    1,702,668        1,487,159
                                        -------------    -------------
                                        $   2,217,456    $   1,858,986
                                        =============    =============

  Liabilities and Equity
       Current Liabilities              $     337,465    $     309,873
       Long-term Liabilities                    8,911           71,818
       Minority Interests                       3,384            6,086
       Equity                               1,867,696        1,471,209
                                        -------------    -------------
                                        $   2,217,456    $   1,858,986
                                        =============    =============

Additional Disclosures

     Accumulated deficit at December 31, 1996, included $118,236,000 related to undistributed earnings of unconsolidated entities.

     The  Company  has  guaranteed   50%  of  a  discounted   note  held  by  an
unconsolidated entity with a carrying value of $42,502,000 and $37,848,000 at December 31, 1996 and 1995, respectively.

6.  Borrowings

Long-Term Debt and Advances From and Notes to Affiliates

     Long-Term Debt and Advances From and Notes to Affiliates, which approximates fair value based on market prices, consisted of the following (in thousands):
                                                             December 31,
                                                     ---------------------------
                                                         1996          1995
                                                     ---------------------------

  Credit Facility Borrowings, due 2001               $   680,000   $          --
  Senior Notes
      due 2003, 7.125%, net of unamortized
       discount of $1,242 (7.18%)1                       448,758              --
      due 2006, 7.5%, net of unamortized
       discount of $980 (7.53%)1                         449,020              --
  Subordinated Promissory Notes, due 2006, 9.5%          122,000              --
                                                     -----------   -------------
      Total Long-Term Debt                           $ 1,699,778   $          --
                                                     ===========   =============

  Advances from Affiliates                           $        --   $     413,529
  Subordinated Note to Centel Capital Corporation,
       due 1996                                               --         950,000
  Subordinated Note to Centel Corporation,
       due 1998                                               --         154,200
                                                     -----------   -------------
      Total Advances From and Notes to Affiliates    $        --   $   1,517,729
                                                     ===========   =============
----------
1.  Weighted average annual effective interest rate at December 31, 1996.

     The Company has a revolving credit facility with a number of banks and institutional lenders, with interest rates currently based on the London Interbank Offered Rate plus 50 basis points. On October 31, 1996, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and to increase the Company's borrowing capacity thereunder from $800 million to $1 billion. A commitment fee of .15% per annum is charged on the unused portion of the Credit Facility. Commitment fees totaled $390,000 in 1996. Such fees may range from .15% to .5% depending on the Company's public debt rating. At December 31, 1996, the Company was not restricted or limited in its borrowing capacity under the Credit Facility.

     As part of its interest rate risk management program, in August 1996, the Company entered into two interest rate swap agreements maturing in 1999 to hedge variable interest rate risk under the Credit Facility to a fixed rate. Net interest paid or received related to such agreements is recorded using the accrual method and as an adjustment to interest expense. At December 31, 1996, the Company had interest rate swap agreements with an aggregate notional amount of $100 million outstanding.

     The Credit Facility has general and financial covenants that place certain restrictions on the Company. The Company is limited with respect to: the making of payments (dividends and distributions); the incurrence of certain liens; the sale of assets under certain circumstances; entering into or otherwise permitting any subsidiary distribution restrictions; certain transactions with affiliates; certain consolidations, mergers and transfers; and the use of loan proceeds. In addition, the aggregate amount of additional borrowings which can be incurred by the Company may be limited.

     The Senior Notes have general and financial covenants similar to the Credit Facility. However, these covenants, except for limitation on liens, are suspended while the Company's public debt is rated investment grade by two or more credit rating agencies. The Company attained the second such rating on February 10, 1997.

     In conjunction with the ICN Acquisition, the Company issued subordinated promissory notes with an annual interest rate of 9.5%, which was reduced to 9.0% on February 10, 1997. Fifty percent of the interest due and owing will be paid on each interest payment date and the remaining 50% will be capitalized and become part of the principal amount owed thereunder. The subordinated promissory notes have general and financial covenants that are suspended while the Company's public debt is rated investment grade by two or more credit rating agencies.
The Company attained the second such rating on February 10, 1997.
     Interest rates on Advances From Affiliates and the Subordinated Note, due 1998, were based on a 30-day commercial paper rate. The interest rate on the Subordinated Note, due 1996, was based on the prime rate plus 2 basis points. As discussed in Note 2, in conjunction with the spinoff, the Company repaid $1.4 billion of Advances From and Notes to Affiliates with proceeds from the issuance of the Senior Notes and borrowings under the Credit Facility, with the remaining intercompany debt contributed to the Company by Sprint as Additional Paid-In Capital.

     On February 13, 1997, a shelf registration filed with the Securities and Exchange Commission became effective, providing for the issuance, from time to time, of up to $500 million in aggregate initial offering price of unsecured debt securities and/or warrants to purchase debt securities. The net proceeds to be received by the Company will be available for general corporate purposes and may be used for the repayment of short-term debt and borrowings under the Credit Facility and for the funding of future acquisitions, capital expenditures and working capital requirements.

Short-Term Debt

     As part of its cash management program, the Company incurs short-term borrowings based on market interest rates to support its daily cash requirements. At December 31, 1996, the Company had short-term borrowings of $43,750,000 with an interest rate of 7.4%. The weighted average interest rate on these borrowings was 5.6% for the year ended December 31, 1996.

7.  Employee Benefit Plans

Defined Benefit Pension Plan

     Prior to the spinoff, substantially all of the Company's employees were covered by a noncontributory defined benefit pension plan sponsored by Sprint which provided benefits based upon years of service and participants' compensation. The cost to the Company of its employees' participation in this plan was actuarially determined by Sprint, and totaled $1,917,000 and $1,656,000 in 1995 and 1994, respectively. The Company's accrued pension cost was $7,361,000 as of December 31, 1995.

     Effective with the spinoff, the Company's employees no longer participate in Sprint's defined benefit pension plan and Sprint assumed the liability for benefits of the Company's employees under Sprint's plan. The Company did not recognize any curtailment gain or loss upon discontinuance of its employees' participation in Sprint's plan and has not established its own defined benefit pension plan.

Defined Contribution Plans

     Substantially all employees of the Company are covered by defined contribution employee savings plans. Participants may contribute portions of their compensation to the plans and the Company makes matching contributions up to specified levels. The Company's matching contributions aggregated $5,283,000, $2,030,000 and $1,736,000 in 1996, 1995 and 1994, respectively.

     Effective with the spinoff, the Company discontinued its participation in Sprint's defined contribution employee savings plans. The Company established its own defined contribution plan, the terms and conditions of which have been revised to reflect increased matching contribution levels. Balances held by Sprint's defined contribution 401(k) plan on the behalf of the Company's employees has been transferred to the Company's new defined contribution 401(k) plan.

Postretirement Benefits

     Effective with the spinoff, the Company discontinued its participation in Sprint's postretirement benefits arrangements, and established its own arrangements. Terms and conditions of the Company's arrangements and related cost levels do not differ significantly from those under Sprint's arrangements.
     The Company sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired before specified dates are eligible for these benefits at no cost to the retirees. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid. The net postretirement benefits costs for 1996, 1995 and 1994 were $474,000, $176,000 and $512,000, respectively.

     The Company's accrued postretirement benefits costs were $4,049,000 and $3,575,000 as of December 31, 1996 and 1995, respectively.

Postemployment Benefits

     Postemployment benefits offered by the Company include severance, disability and workers compensation, including the continuation of other benefits such as health care and life insurance coverage. Effective with the spinoff, the Company discontinued its participation in Sprint's postemployment benefits arrangements. Terms and conditions of the Company's arrangements and related cost levels do not differ significantly from those under Sprint's arrangements.

8.  Stock-Based Compensation

     Under various stock option plans, shares of Common Stock are reserved for issuance to officers, outside directors and certain employees. Generally, options are granted at 100% of the market price at date of grant. Options under these plans vest over one, three or four years. All options expire 10 years from date of grant. Approximately 1.4% of these options outstanding provide for the granting of stock appreciation rights as an alternative method of settlement upon exercise. Shares authorized for grants of stock options totaled 3,567,000. Under the Company's various stock option plans, 2,068,000 shares were available for the granting of options at December 31, 1996. In addition, non-vested stock is issued to certain officers and outside directors and vests from one to five years after grant. Such shares of non-vested stock are amortized over their vesting period.

     Stock option activity for the years 1996, 1995 and 1994 follows:

                                      1996                1995        1994
                              -----------------------   ---------  ----------
                                            Weighted
                                             Average
                                            Exercise
                                Shares       Price       Shares     Shares
                              ----------   ----------   ---------  ----------
Options outstanding,
   beginning of year            611,680     $  15.07     454,976     343,810
Options granted                 816,505     $  23.89     162,659     192,353
Options exercised                22,783     $  15.00       5,955      70,437
Options canceled                 40,005     $  21.46          --      10,750
                              ----------                --------- ----------

Options outstanding,
   end of year                1,365,397     $  20.16     611,680     454,976
                              ==========                ========= ==========

Exercisable, end of year        329,142     $  13.18

Weighted Average Fair Value
   of options, granted
   during 1996                  $  9.74

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                      Options Outstanding                          Options Exercisable
                    -----------------------------------------------------    -------------------------------

                                     Weighted Average      Weighted                          Weighted
  Range of          Number           Remaining             Average            Number         Average
  Exercise Prices   Outstanding      Contractual Life      Exercise Price     Exercisable    Exercise Price
 -----------------  ------------    -------------------    --------------    -------------   ---------------
   $  7 - $14         167,859          4.26                  10.00            167,859          10.00
   $14.5 - $20        409,620          7.13                  17.10            160,901          16.46
   $ 21 - $35         787,918          9.00                  23.90                382          25.63
                    ---------                                                 -------
   $  7 - $35       1,365,397          7.86                  20.16            329,142          13.18
                    =========                                                 =======





     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS 123, the Company's net loss and per share amount would have been increased by approximately $576,000, or $.01 per share in 1995 and net income would have been reduced by $3,546,000 or $.03 per share in 1996. The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

                                               1996              1995
                                            -----------       ------------
                Expected life (years)           6.0               5.9
                Expected volatility             29.8%             29.8%
                Dividend yield                   --                --
                Interest rate                   7.15%             7.08%

     The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to 1995 or the potential for issuance of additional stock options in future years.

Employees Stock Purchase Plan

     Under the 1994 offering of the Sprint Employees Stock Purchase Plan, Company employees held elections to purchase shares of Sprint's common stock as of December 31, 1995. In connection with the spinoff, elections made by employees of the Company to purchase shares of Sprint common stock were replaced by elections to purchase 99,000 shares of the Company's Common Stock. The purchase price under the offering could not exceed $16.90 per share or fall below $6.27 per share. Aggregate fair market value of stock underlying the elections was maintained by adjusting the per share purchase price of elections as well as the number of shares under election.
The 1994 offering terminated on June 30, 1996.

9.  Income Taxes

     The components of the income tax expense were as follows (in thousands):

                                         For the Year Ended December 31,
                                       ----------------------------------
                                           1996        1995       1994
                                       ----------  ----------  ----------
Current income tax expense (benefit)
     Federal                           $  17,054   $ (14,485)   $ (17,755)
     State                                 4,545       3,623        2,806
Deferred income tax expense
     Federal                              22,872      27,158       20,331
     State                                13,358       9,109          315
                                       ---------   ----------  ----------

             Total income tax expense  $  57,829   $  25,405    $   5,697
                                       ==========  ==========  ==========

     A reconciliation from the statutory income tax rate (35%) to the effective income tax rate (income tax expense divided by income (loss) before income taxes) follows (in thousands):

                                           For The Year Ended December 31,
                                        ------------------------------------
                                          1996        1995          1994
                                        ---------   ---------    -----------

Income tax expense (benefit)
     at the statutory rate              $ 41,072     $  8,299      $  (4,921)
Effect of
     State income tax expense,
     net of federal income tax effect     11,637        8,276          2,029
     Amortization of intangibles           7,556        8,736          8,796
     Other, net                           (2,436)          94           (207)
                                        ---------   ---------    -----------
Income tax expense                      $ 57,829     $ 25,405     $    5,697
                                        =========   =========    ===========
Effective income tax rate                   49.3%       107.1%        (40.5)%
                                        =========   =========    ===========

     The sources of the differences that gave rise to the deferred income tax assets and liabilities as of December 31, 1996 and 1995, along with the income tax effect of each, were as follows (in thousands):

                                          1996 Deferred        1995 Deferred
                                          Income Taxes          Income Taxes
                                   --------------------------  --------------

                                                 Noncurrent      Noncurrent
                                     Current      Assets          Assets
                                     Assets    (Liabilities)    (Liabilities)
                                    --------  ---------------  --------------

Property, plant and equipment      $     --   $   (108,832)    $ (60,061)
Postretirement and other benefits        --          1,341         2,986
Accrued liabilities                   9,384             --         7,972
Intangibles                              --        (40,467)      (43,625)
Operating loss carryforwards          2,951         40,758         9,405
Other, net                               --            471       (10,540)
Less: Valuation allowance                                         (5,305)
                                     (3,873)        (6,276)
                                   =========  =============    ==========
       Total                       $  8,462   $   (113,005)    $ (99,168)
                                   =========  =============    ==========

     During 1996, the valuation allowance related to deferred income tax assets increased $4,844,000. The increase was primarily attributable to the ICN
Acquisition. Federal operating loss carryforwards generated prior to the acquisition date by markets acquired in the ICN Acquisition totaled $31,754,000 with expiration dates from 2004 through 2011.

     As of December 31, 1996, the Company had available tax benefits associated with federal and state operating loss carryforwards of $31,261,000 and $12,448,000 respectively, which expire in varying amounts annually from 1997 through 2011.

10.  Commitments and Contingencies

Litigation, Claims and Assessments

     On or about March 29, 1996, a lawsuit was brought in the Chancery Court of Washington County, Jonesborough, Tennessee (the "Tennessee Action"), on behalf of all customers in the Company's Tennessee markets regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. In April 1996, the original complaint was amended to enlarge the class of plaintiffs to include all customers in all of the Company's service areas. In late April 1996, the Tennessee Action was removed to the United States District Court for the Eastern District of Tennessee, Northern Division. The Company moved to dismiss the action and the plaintiff filed a motion to remand. On July 16, 1996, the Tennessee District Court granted the plaintiff's motion to remand and returned the case to the Chancery Court of Washington County. The Company's Motion to Dismiss is currently pending before the Chancery Court.

     On or about May 28, 1996, a lawsuit was brought in the Common Pleas Court of Erie County, Ohio (the "Ohio Action"), on behalf of all customers in all of the Company's service areas regarding notification of the Company's practice with respect to billing for fractional minutes of service. On June 25, 1996, the Ohio Action was removed to the United States District Court for the Northern District of Ohio, Western Division. Thereafter, the Company filed a Motion to Dismiss Or In The Alternative, Stay pending resolution of the Tennessee Action and the plaintiff filed a Motion to Remand. By Order dated December 17, 1996, the Ohio District Court granted plaintiff's motion to remand and the Ohio Action was returned to the Common Pleas Court. Plaintiff has recently commenced discovery by serving a document request and interrogatories. On January 17, 1997, the Company filed a Motion to Stay This Action And For A Protective Order seeking to stay the Ohio Action, including all discovery, pending resolution of the Tennessee Action. The basis for the Motion to Stay, which is currently pending before the Common Pleas Court, is the duplicity of the Ohio Action and the Tennessee Action.

     The Company believes that both lawsuits are without merit; however, the ultimate outcome of these matters and the potential effect on the financial condition and results of operations of the Company cannot be determined at this time.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

     In addition, various suits arising in the normal course of business are pending against the cellular system entities in which the Company does not have a controlling interest. Because the outcome of such legal proceedings has not been determined, no provision for any liability that may result upon adjudication of such litigation has been made in the consolidated financial statements of the cellular system entity or the Company. In view of the uncertainty regarding each litigation, there can be no assurance that the outcome of such litigation will not have a material adverse effect on the Company's investment in these entities or in its equity in the net income of each entity.

Operating Leases

     Minimum rental commitments as of December 31, 1996, for all non-cancelable operating leases, consisting principally of leases for office space, real estate and tower space, were as follows (in thousands):


            1997                              $   18,275
            1998                                  17,291
            1999                                  15,885
            2000                                  14,912
            2001                                  13,755
            Thereafter                            79,201
                                              ----------
                      Total                   $  159,319
                                              ==========

     Rental expense aggregated $20,259,000, $17,605,000 and $12,344,000 in 1996,
1995 and 1994, respectively. The amount of rental commitments applicable to subleases, contingent rentals and executory costs is not significant.

11.  Related Party Transactions

     Management believes that the pre-spinoff consolidated financial statements of the Company, presented herein, reasonably reflect the historical relationships with Sprint and its affiliates and reflect all of the Company's costs of doing business. Management believes that there would not have been any material difference from the amounts presented in the historical financial statements had the Company operated on a stand-alone basis.

     Prior to the spinoff, the Company reimbursed Sprint for certain data processing services, other data-related costs and certain management and administrative support services that were incurred for the Company's benefit. Total charges for such services aggregated $22,754,000 and $16,287,000 in 1995 and 1994, respectively. The terms of the arrangements determining such charges by Sprint were reasonable, although there was no assurance that these terms were comparable to those that would have been obtained from unaffiliated third parties or on a stand-alone basis. Subsequent to the spinoff, Sprint continued to provide certain administrative support services to assure an orderly transition. Total charges reimbursed to Sprint aggregated $15,820,000 in 1996.

     Charges for long distance telecommunications and operator services provided by interexchange carriers to cellular customers are based on terms and conditions negotiated with Sprint. In early 1996, a new agreement with a three-year term was entered into between the Company and Sprint for long distance service on an exclusive basis (provided that Sprint is able to provide such services at competitive terms and conditions) which replaced the existing long distance service agreement on terms that are believed to be comparable to those that could be obtained from unaffiliated third parties.

     The Company received local telephone, interconnection and toll services from subsidiaries of Sprint pursuant to agreements between the subsidiaries and the Company. Prior to the spinoff, related payments amounted to $43,601,000 and $27,766,000 in 1995 and 1994, respectively. Payables to affiliates totaled $2,705,000 at December 31, 1995.

     Prior to the spinoff, the Company borrowed from Sprint to the extent cash requirements were not met through cash flows from operations and capital contributions from minority partners. The Company entered into cash advance and borrowing transactions with Sprint and certain affiliates as described in Note
6. Interest expense on advances from and notes to affiliates was $23,463,000, $127,240,000 and $98,437,000 in 1996, 1995 and 1994, respectively.

Tax Sharing Agreement

     In connection with the spinoff, Sprint and the Company entered into a Tax Sharing and Indemnification Agreement (the "Tax Sharing Agreement") that allocated the responsibility for taxes between Sprint and the Company. The Tax Sharing Agreement provides that the Company will indemnify Sprint for any tax liability relating to the Company for all periods. The Company was included in the consolidated federal income tax returns of Sprint up to the time of the spinoff. The Tax Sharing Agreement generally provides that the Company's share of the tax liability reflected on such consolidated federal income tax returns, as originally filed and amended, is equal to the amount of tax which the Company would have incurred on its separate taxable income computed as if it filed a separate tax return. It also provides that if the Company incurred a net operating loss in any year in which it joined with Sprint in filing a consolidated federal income tax return, as originally filed and amended, Sprint would pay an amount equal to the reduction in its tax liability attributable to such loss. Similar provisions apply in the case of state tax returns filed on a consolidated basis.

     In addition, the Tax Sharing Agreement generally provides that Sprint agrees to indemnify the Company against liability for any taxes relating to Sprint or its affiliates, other than the Company, for periods up to and including the spinoff date or for periods after that date if imposed on the Company by any taxing authority.

Tax Assurance Agreement

     In connection with the spinoff, Sprint and the Company entered into an agreement (the "Tax Assurance Agreement") pursuant to which certain limitations designed to preserve the tax-free status of the spinoff are imposed on the Company for a period of two years after the completion of the spinoff. Such limitations may prohibit the Company from exchanging, contributing or otherwise transferring or disposing of cellular properties. In addition, such limitations may limit the aggregate amount of equity securities the Company could issue or buy back following the spinoff, including the issuance of common stock, in certain circumstances, by the Company. If the Company were to breach its obligations under the Tax Assurance Agreement, and as a direct result the spinoff is not treated as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, the Company would be required to indemnify Sprint pursuant to the Tax Sharing Agreement for any taxes assessed with respect to the spinoff.


                          QUARTERLY FINANCIAL DATA (1)


                          First Quarter     Second Quarter     Third Quarter     Fourth Quarter
                          1996     1995     1996     1995     1996       1995    1996     1995
                        ----------------- ----------------- ------------------ -----------------
Operating Revenues
Cellular Service
  Revenues              $230,754 $168,078 $263,560 $196,478 $271,819  $207,472 $286,593 $217,431
Equipment Sales            8,941   11,397   10,613   12,417    9,857    10,311   13,735   10,831
                        -------- -------- -------- -------- --------- -------- -------- --------
     Total Operating
     Revenues           $239,695 $179,475 $274,173 $208,895 $281,676  $217,783 $300,328 $228,262
                        ======== ======== ======== ======== ========= ======== ======== ========

Operating Expenses
Cost of Service         $ 22,139 $ 14,820 $ 22,205 $ 18,181 $ 24,148  $ 17,488 $ 31,253 $ 17,734
Cost of Equipment Sales   20,609   22,311   25,355   28,298   25,046    27,324   33,317   31,508
Selling, General,
  Administrative and
  Other Expenses         117,527   85,274  123,675   94,707  132,055   100,165  151,857  116,486
Depreciation and
  Amortization            32,997   26,784   35,157   27,502   36,833    29,380   41,854   31,065
                        -------- -------- -------- -------- --------- -------- -------- --------
     Total Operating
     Expenses           $193,272 $149,189 $206,392 $168,688 $218,082  $174,357 $258,281 $196,793
                        ======== ======== ======== ======== ========= ======== ======== ========

Net Income (Loss)       $  6,980 $ (5,919)$ 24,284 $   (758)$ 22,887  $  4,547 $  5,369 $    435
                        ======== ======== ======== ======== ========= ======== ======== ========

Net Income (Loss)
  Per Share
  (in Dollars) (2)      $   0.06 $  (0.05)$   0.21 $  (0.01)$   0.20  $   0.04 $   0.04 $   0.00
                        ======== ======== ======== ======== ========= ======== ======== ========

----------

(1) Certain amounts have been reclassified to conform to the presentation used in 1996.

(2) In 1995 and prior years, Net Income (Loss) per Share has been calculated based upon the number of Sprint Corporation weighted average shares outstanding for each respective period, adjusted for a conversion ratio of one share of the Company's Common Stock to three shares of Sprint common stock.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors of the Company is set forth under the heading "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareowners to be held on May 6, 1997 (the "Proxy Statement"), which was filed with the Securities and Exchange Commission on March 28, 1997, and is incorporated herein by reference. Information regarding executive officers of the Company is included under Item 4a. of Part I hereof.

Item 11.  Executive Compensation.

     Information required by this Item is set forth under the heading "Executive Compensation" in the Proxy Statement and, except for information under the headings "Executive Compensation-Organization, Compensation and Nominating Committee Report on Executive Compensation" and "Executive Compensation-Performance Graph" contained therein, is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this Item is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions.

Background of Spinoff and Relationship With Sprint

    On June 23, 1995, Sprint Spectrum LP was awarded PCS licenses in 29 out of 51 MTAs auctioned by the FCC. Four additional MTAs are held by entities affiliated with Sprint Spectrum LP or owned by affiliates of Sprint Spectrum LP. FCC regulations prohibit a PCS licensee from also owning cellular licenses in overlapping markets, effectively requiring Sprint to divest itself of the cellular licenses in an MTA covering 10% or more of the population of such MTA. As a result, the Sprint Board of Directors reviewed several alternatives to eliminate conflicted cellular markets, including the sale of conflicting holdings or the sale of more extensive holdings and a tax-free spinoff of the Company to the holders of Sprint common stock. Because of concerns regarding tax consequences of a sale of interests in individual markets and the effect that such sales might have on the ability of the Company to market its services and products, the Sprint Board of Directors approved the spinoff of the Company.

     On March 7, 1996, the date of the spinoff, the Company paid $1.4 billion of intercompany debt owed by the Company to Sprint and its subsidiaries and Sprint and its subsidiaries contributed to the equity capital of the Company any debt then owed to them by the Company in excess of the $1.4 billion of intercompany debt that was repaid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." After the spinoff, the Company began operating as an independent company. There is no agreement restricting competition between the Company and Sprint and Sprint Spectrum LP and it is expected that the Company and Sprint will become competitors in wireless communications in several markets, including those in which Sprint's PCS licenses overlap with the cellular licenses of the Company.

Distribution Agreement

     In connection with the spinoff, Sprint and the Company entered into an agreement (the "Distribution Agreement") governing the terms and conditions of the spinoff and certain aspects of the relationship between Sprint and the Company after the spinoff. The following paragraphs describe the major provisions of the Distribution Agreement and related agreements as well as relationships between the two companies after the spinoff.

Allocation of Pre-Spinoff Contingent Liabilities

     The Company and Sprint agreed to mutual indemnification against liabilities arising out of business activities of the other party prior to the spinoff. In general, the Company will indemnify Sprint for any liabilities arising out of cellular operations prior to the spinoff, and Sprint will indemnify the Company for any liabilities arising from non-cellular operations prior to the spinoff. Sprint and the Company agreed in the Distribution Agreement to equitably allocate liabilities either jointly attributable to the business activities of Sprint and the Company or not clearly attributable to either. The Distribution Agreement provides more specific rules for allocating certain classes of liabilities between Sprint and the Company. For instance, the Distribution Agreement allocates employment-related claims to the Company or Sprint, based on which party employed the claimant on the date the occurrence giving rise to the claim arose. Also, the Distribution Agreement provides that (i) any claims based on health effects of electro-magnetic radiation from the use of cellular telephone service will be allocated entirely to the Company, and (ii) any claims based on alleged misstatements or omissions in the disclosure documents relating to the spinoff related public offering of the Company's senior notes will be allocated to the Company, except with respect to those portions of the disclosure documents for which Sprint provided information.

Release of Spinoff Related Liabilities

     Both the Distribution Agreement and the Company's Amended and Restated Certificate of Incorporation, as amended, provide that the Company may not bring any claim against Sprint, its affiliates, or any officer, director, or other affiliate of Sprint (including those who are officers or directors of the Company), for breach of any duty that occurred prior to or in connection with the spinoff, including but not limited to, the duty of loyalty or fair dealing, on account of a diversion of a corporate business opportunity to Sprint or its affiliates, including Sprint Spectrum LP.

Employee Benefits

     The Distribution Agreement provided for the treatment of Sprint employee benefits subsequent to the spinoff, as they related to employees who remained employed by Sprint or its subsidiaries after the spinoff and employees who remained employed by the Company after the spinoff. The Distribution Agreement also provided for the adjustment of outstanding stock options. In the case of grants made under Sprint's stock option plans and employee stock purchase plans held by individuals who remained employed by Sprint, the number of shares covered by a grant under such plans was increased, and the exercise or purchase price per share was decreased, pursuant to a formula designed to cause the economic value of the grants to remain the same after the spinoff, giving effect to the diminution in value of Sprint common stock. Employees who remained employed by the Company after the spinoff and who had grants under a Sprint stock option plan or who elected to do so under Sprint's employee stock purchase plan received replacement grants to purchase the Company's Common Stock and their Sprint grants were canceled. In addition, the Distribution Agreement provides that with respect to Sprint's retirement pension plan, all employees who remained employed by the Company after the spinoff will continue to earn service credit under such plan, but only for purposes of vesting.

Intellectual Property

     The Distribution Agreement provided for Sprint to license certain intellectual property rights to the Company prior to the spinoff including proprietary information and trademarks and trade names, as well as the use of proprietary information by employees transferred to the Company in connection with the spinoff. Under the Distribution Agreement, the Company was permitted to use the Sprint brand name for a limited period, after which the Company was prohibited from using the Sprint brand, including logos, marks, or other insignia or words suggestive of affiliation with Sprint.

Transitional Administrative Services

     The Distribution Agreement provides that Sprint will provide certain administrative services to the Company for a period of up to two years after the spinoff date. The Company has agreed to the manner of compensating Sprint for these services on a service-by-service basis, but in general the parties have attempted to make the amount of compensation approximate Sprint's variable cost.

Tax Sharing Agreement

     In connection with the spinoff, Sprint and the Company entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") that allocated the responsibility for taxes between Sprint and the Company. The Tax Sharing Agreement provides that the Company will indemnify Sprint for any tax liability relating to the Company for all periods. The Company was included in the consolidated federal income tax returns of Sprint up to the time of the spinoff. The Tax Sharing Agreement generally provides that the Company's share of the tax liability reflected on such consolidated federal income tax returns, as originally filed and amended, is equal to the amount of tax which the Company would have incurred on its separate taxable income computed as if it filed a separate tax return. It also provides that if the Company incurred a net operating loss in any year in which it joined with Sprint in filing a consolidated federal income tax return, as originally filed and amended, Sprint would pay an amount equal to the reduction in its tax liability attributable to such loss. Similar provisions apply in the case of state tax returns filed on a consolidated basis.

     In addition, the Tax Sharing Agreement generally provides that Sprint agrees to indemnify the Company against liability for any taxes relating to Sprint or its affiliates, other than the Company, for periods up to and including the spinoff date or for periods after that date if imposed on the Company by any taxing authority.

Tax Assurance Agreement

     In connection with the spinoff, Sprint and the Company entered into an agreement (the "Tax Assurance Agreement") pursuant to which certain limitations designed to preserve the tax-free status of the spinoff are imposed on the Company for a period of two years after the completion of the spinoff. Such limitations may prohibit the Company from exchanging, contributing or otherwise transferring or disposing of cellular properties. In addition, such limitations may limit the aggregate amount of equity securities the Company could issue or buy back following the spinoff, including the issuance of Common Stock, in certain circumstances, by the Company. If the Company were to breach its obligations under the Tax Assurance Agreement, and as a direct result the spinoff is not treated as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, the Company would be required to indemnify Sprint pursuant to the Tax Sharing Agreement for any taxes assessed with respect to the spinoff.

Operational Relationship

     Immediately prior to the spinoff, the Company and Sprint entered into a new agreement with a three-year term for long distance services on an exclusive basis (except where Sprint is unable to provide such services) which contains a provision that terms and conditions of the agreement will be reviewed and changed as necessary every six months to ensure that they are competitive with those generally available from third parties. Sprint's Local Telecommunications Division provides certain regulated long distance service to the Company in areas served by Sprint's local telephone companies pursuant to an agreement which was negotiated at arms-length prior to the acquisition of the Company by Sprint. Sprint's Local Telecommunications Division provides these services at rates tariffed for such services by state regulatory authorities.

     Sprint also provides the Company with network monitoring and bill printing and mailing services under existing agreements. These administrative services are in addition to the administrative services described above (see "Transitional Administrative Services"), and the Company expects to continue to obtain these services from Sprint for the indefinite future. In addition, the Company leases from Sprint various equipment location sites that the Company expects to keep in place.

     The amounts paid pursuant to these and other operational agreements and funding arrangements during each of the last three fiscal years are set forth in
Note 11 of Notes to Consolidated Financial Statements.

Certain Other Related Transactions

     Information required by this Item relating to directors and executive officers of the Company is set forth under the heading "Related Transactions" in the Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)    Financial Exhibits, Financial Statement Schedule and Exhibits:

           1.     Financial Statements:

                  360 Communications Company and Subsidiaries

                  -   Report of Independent Auditors

                  -   Reports of Other Independent Accountants

                  -   Consolidated  Balance  Sheets as of December  31, 1996 and
                      1995

                  - Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                  - Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  - Consolidated Statements of Shareowners' Equity for the years ended December 31, 1996, 1995 and 1994

                  -   Notes to Consolidated Financial Statements

             2.   Financial Statement Schedule:

                  The following schedule, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and is thereby required, is filed herewith:

                  Schedule II  360  Communications Company and Subsidiaries

                  - Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

                  All  other   schedules  are  omitted   because  they  are  not
applicable,   immaterial  or  the  required   information  is  included  in  the
consolidated financial statements or notes thereto.

(b)    Reports on Form 8-K:

       On Current Report on Form 8-K, dated October 15, 1996, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the third quarter of 1996.

       On Current Report on Form 8-K, dated November 1, 1996, under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits," the Company reported on the completion of the ICN Acquisition and filed financial statements, pro forma information and exhibits relating thereto.


                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

           SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994
                             (Thousands of Dollars)

                                             Additions
                                       -----------------------
                              Balance              Charged to               Balance
                             Beginning  Charged to   Other       Other      End of
                              of Year     Income    Accounts   Deductions    Year
                             --------- ----------- ---------- -----------  --------

1996
Allowance for uncollectibles $  2,370  $  23,952   $    845   $(21,437)(1) $  5,730
Valuation allowance-
 deferred income tax assets  $  5,305  $    (276)  $  5,120   $      -     $ 10,149

1995
Allowance for uncollectibles $  2,043  $  16,475   $     10   $(16,158)(1) $  2,370
Valuation allowance-
 deferred income tax assets  $  2,850  $   2,455   $      -   $      -     $  5,305

1994
Allowance for uncollectibles $  1,637  $  12,460   $    323   $(12,377)(1) $  2,043
Valuation allowance-
 deferred income tax assets  $  1,853  $     997   $      -   $      -     $  2,850

----------

(1)  Accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           360  COMMUNICATIONS COMPANY


                                           By: /s/ Dennis E. Foster
                                           Dennis E. Foster
                                           President and Chief Executive Officer

  Date:  March 31, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                      Title                         Date
        ---------                      -----                         ----

   /s/ Dennis E. Foster        President and Chief Executive     March 31, 1997
------------------------------ Officer and Director
      Dennis E. Foster         (Principal Executive Officer)

   /s/ Michael J. Small        Executive Vice President and      March 31, 1997
------------------------------ Chief Financial Officer
      Michael J. Small         (Principal Financial Officer)

   /s/ Gary L. Burge           Senior Vice President - Finance   March 31, 1997
------------------------------ (Principal Accounting Officer)
      Gary L. Burge

   /s/ Frank E. Reed           Chairman of the Board of          March 31, 1997
------------------------------ Directors
      Frank E. Reed

   /s/ Lester Crown            Director                          March 31, 1997
------------------------------
      Lester Crown

   /s/ Michael Hooker          Director                          March 31, 1997
------------------------------
      Michael Hooker

   /s/ Robert E. R. Huntley    Director                          March 31, 1997
------------------------------
      Robert E. R. Huntley

   /s/ Valerie B. Jarrett      Director                          March 31, 1997
------------------------------
      Valerie B. Jarrett

   /s/ Alice M. Peterson       Director                          March 31, 1997
------------------------------
      Alice M. Peterson

   /s/ Charles H. Price, II    Director                          March 31, 1997
------------------------------
      Charles H. Price, II

                                  EXHIBIT INDEX



Exhibit
Number                        Description of Exhibits
------                        -----------------------

 2.1 Distribution Agreement dated as of March 7, 1996, by and among Sprint Corporation, 360 Communications Company (formerly Sprint Cellular Company) and Centel Corporation. (Filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995; File No. 1-14108, and incorporated herein by reference.)

 2.2 Exchange and Merger Agreement, dated as of May 31, 1996, by and among Independent Cellular Network Partners, James A. Dwyer, Jr., David Winstel, CC Industries, Inc., Ohio Cellular RSA, L.P., Ohio RSA Corporation, Quality Cellular Communications of Ohio, Inc., Cellular Plus, L.P., C-Plus, Inc., Quality Cellular Plus Communications, Inc., Henry Crown and Company (Not Incorporated) and 360 Communications Company. (Filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14108, and incorporated herein by reference.)

 2.3 First Amendment to Exchange and Merger Agreement, dated as of November 1, 1996, by and among Independent Cellular Network Partners, James A. Dwyer, Jr., David Winstel, CC Industries, Inc., Ohio
           Cellular RSA, L.P., Ohio RSA Corporation, Quality Cellular Communications of Ohio, Inc., Cellular Plus, L.P., C-Plus, Inc., Quality Cellular Plus Communications, Inc., Henry Crown and Company (Not Incorporated) and 360 Communications Company. (Filed as Exhibit
           2.3 to the Company's Current Report on Form 8-K dated November 1, 1996, File No. 1-14108, and incorporated herein by reference.)

 3.1 Amended and Restated Certificate of Incorporation of 360 Communications Company, as amended as of March 4, 1996. (Filed as
           Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995; File No. 1-14108, and incorporated herein by reference.)

 3.2       Amended and Restated Bylaws of 360 Communications  Company. (Filed as
           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 3.3 Certificate of Designation of First Series Junior Participating Preferred Stock of 360 Communications Company. (Filed as Exhibit 3.3 to Amendment No. 4 to Registration Statement on Form S-1 (No. 33-99756), and incorporated herein by reference.)

 4.1 360 Communications Company's 7 1/8% Senior Note Due 2003 and 7 1/2% Senior Note Due 2006. (Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 4.2 Indenture dated as of March 7, 1996 between 360 Communications Company and Citibank, N.A., as Trustee. (Filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 4.3 Form of 360 Communications Company Common Stock, $0.01 par value, certificate. (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 4.4 Rights Agreement dated as of March 5, 1996 between 360 Communications Company and Chemical Bank. (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 4.5 Form of 360 Communications Company's Subordinated Non-Negotiable Promissory Note (included in Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-14108, and incorporated herein by reference).

 4.6 Indenture dated as of March 1, 1997 from 360 Communications Company to Citibank, N.A., as Trustee. (Filed as Exhibit 4.6 to the Company's Current Report on Form 8-K dated March 17, 1997, File No. 1-14108, and incorporated herein by reference.)

 4.7       360  Communications  Company's 7.60% Senior Note Due 2009.  (Filed as
           Exhibit 4.7 to the Company's Current Report on Form 8-K dated March 17, 1997, File No. 1-14108, and incorporated herein by reference.)

 10.1 Tax Sharing Agreement dated as of March 7, 1996 among Sprint Corporation and 360 Communications Company. (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 10.2 Tax Assurance Agreement dated as of March 7, 1996, by and between Sprint Corporation and 360 Communications Company. (Filed as Exhibit
           10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 10.3 Employment Agreement between 360 Communications Company and Dennis E. Foster.*

 10.4      360 Communications  Company  Replacement Stock Option Plan. (Filed as
           Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

 10.5      360  Communications  Company 1996 Equity  Incentive  Plan.  (Filed as
           Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

 10.6 360 Communications Company Director Equity and Deferred Compensation Plan. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

 10.7 Form of Indemnification Agreement between 360 Communications Company and its directors and officers. (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

 10.9 Credit Agreement dated as of March 6, 1996 among 360 Communications Company, the initial lenders named therein, Citibank, N.A., as Administrative Agent, Chemical Bank, as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, and Bank of America Illinois, as Co-Syndication Agent. (Filed as Exhibit 10.9 to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

 10.10 Amended and Restated Credit Agreement dated as of October 31, 1996 among 360 Communications Company, the initial lenders named therein, Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, and Bank of America Illinois, as Syndication Agent.

 12        Statement  regarding  computation  of  Ratio  of  Earnings  to  Fixed
           Charges.

 21        Subsidiaries of 360 Communications Company.

 23.1      Consent of Ernst & Young LLP.

 23.2 Consent of Ernst & Young LLP, regarding the Kansas City SMSA Limited Partnership.

 23.3 Consent of Arthur Andersen LLP, regarding GTE Mobilnet of South Texas Limited Partnership.

 23.4      Consent  of Arthur  Andersen  LLP,  regarding  Chicago  SMSA  Limited
           Partnership.

 23.5 Consent of Coopers & Lybrand L.L.P., regarding New York SMSA Limited Partnership.

 23.6 Consent of Coopers & Lybrand L.L.P., regarding Orlando SMSA Limited Partnership.

 27        Financial Data Schedule.

----------
* Indicates management contract or compensatory plan or arrangement.