Form 10-Q
period 1997-03-31
360 COMMUNICATIONS CO
filed 1997-05-05
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------


                                    FORM 10-Q
  (Mark One)
      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     On April 23, 1997, 123,310,118 shares of the registrant's Common Stock were outstanding.

                               TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................. 1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................6


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................*

Item 2.   Changes in Securities .............................................*

Item 3.   Defaults Upon Senior Securities....................................*

Item 4.   Submission of Matters to a Vote of Security Holders................*

Item 5.   Other Information..................................................*

Item 6.   Exhibits and Reports on Form 8-K..................................12
---------------
* No reportable information under this item.


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                    March 31,     December 31,
            ASSETS                                   1997             1996
            ------                               --------------  --------------
                                                   (Unaudited)
Current Assets
Cash and cash equivalents                         $      8,670    $      2,554
Accounts receivable, less allowances
  of $5,319 and $5,730, respectively                    90,197         102,483
Other receivables                                       31,023          27,090
Unbilled revenue                                        32,828          35,712
Inventory                                               39,060          35,908
Deferred income taxes                                    9,772           8,462
Prepaid expenses and other                              14,202          16,634
                                                  -------------   -------------
    Total current assets                               225,752         228,843
                                                  -------------   -------------

Property, plant and equipment                        1,519,435       1,499,407
Less: accumulated depreciation                         452,246         415,981
                                                  -------------   -------------
Property, plant and equipment, net                   1,067,189       1,083,426
                                                  -------------   -------------

Investments in unconsolidated entities                 356,220         349,231
Intangibles, net                                     1,145,353       1,136,587
Other assets                                            15,225          13,982
                                                  -------------   -------------
    Total assets                                  $  2,809,739    $  2,812,069
                                                  =============   =============

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------

Current Liabilities
Trade accounts and other payables                 $    153,013    $    227,654
Short-term borrowings                                   13,750          43,750
Advance billings                                        29,446          28,314
Accrued taxes                                           15,608          17,951
Accrued agent commissions                                7,060          12,089
Other                                                   19,608          21,090
                                                  -------------   -------------
    Total current liabilities                          238,485         350,848
                                                  -------------   -------------

Long-term debt                                       1,799,513       1,699,778
                                                  -------------   -------------

Deferred Credits and Other Liabilities
Deferred income taxes                                  116,476         113,005
Postretirement and other benefit obligations             5,915           5,855
                                                  -------------   -------------
    Total deferred credits and other liabilities       122,391         118,860
                                                  -------------   -------------

Minority interests in consolidated entities            176,143         180,083
                                                  -------------   -------------

Shareowners' Equity
Common stock                                             1,233           1,233
Additional paid-in capital                             773,461         772,199
Accumulated deficit                                   (301,487)       (310,932)
                                                  -------------   -------------
    Total shareowners' equity                          473,207         462,500
                                                  -------------   -------------
    Total liabilities and shareowners' equity     $  2,809,739    $  2,812,069
                                                  =============   =============

     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                    For the Three Months
                                                      Ended March 31,
                                             ---------------------------------
                                                1997                  1996
                                             -----------          ------------
Operating Revenues
Service revenues                             $  293,970           $   230,754
Equipment sales                                  12,876                 8,941
                                             -----------          ------------
     Total operating revenues                   306,846               239,695
                                             -----------          ------------

Operating Expenses
Cost of service                                  41,489                22,139
Cost of equipment sales                          28,449                20,609
Other operations expense                         14,993                12,543
Sales, marketing and advertising expenses        60,581                46,970
General, administrative and other expenses       73,092                58,014
Depreciation and amortization                    45,529                32,997
                                             -----------          ------------
     Total operating expenses                   264,133               193,272
                                             -----------          ------------

Operating Income                                 42,713                46,423
Interest expense                                (31,190)              (29,828)
Minority interests in net income
   of consolidated entities                      (9,709)              (10,464)
Equity in net income of
   unconsolidated entities                       13,163                 9,672
Other income, net                                 3,014                   459
                                             -----------          ------------
Income before income taxes                       17,991                16,262
Income tax expense                                8,546                 9,282
                                             -----------          ------------
     Net income                              $    9,445           $     6,980
                                             ===========          ============

Earnings per share                           $     0.08           $      0.06
                                             ===========          ============

Weighted average shares
   outstanding                                  123,422               117,035
                                             ===========          ============

     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                        For the Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------
Operating Activities
Net income                                           $    9,445      $    6,980
Adjustments to reconcile net income to net
  cash (used for) provided by operating activities:
     Depreciation and amortization                       45,529          32,997
     Deferred income taxes                                2,161           6,930
     Gain on sale of cellular investments                (3,029)
     Equity in net income of unconsolidated
       entities, net of distributions                    (7,803)         (5,876)
     Minority interests in net income of
       consolidated entities                              9,709          10,464
     Changes in operating assets and liabilities,
       excluding acquisitions
        Receivables, net                                 15,170           4,663
        Other current assets                             (4,389)           (363)
        Trade accounts and other payables               (75,932)         12,965
        Accrued expenses and other
            current liabilities                          (7,763)        (18,604)
        Noncurrent assets and liabilities, net           (1,112)            (39)
     Other, net                                           1,178             (69)
                                                     -----------     -----------
Net Cash (Used for) Provided by Operating Activities    (16,836)         50,048
                                                     -----------     -----------

Investing Activities
Capital expenditures                                    (23,273)        (56,776)
Acquisitions and divestitures                           (20,924)       (109,613)
Other, net                                                -----            (933)
                                                     -----------     -----------
Net Cash Used for Investing Activities                  (44,197)       (167,322)
                                                     -----------     -----------

Financing Activities
Net (payments) borrowings under bank revolving
  credit facility                                      (100,000)        527,000
Proceeds from long-term debt                            200,000         900,000
Debt issuance costs                                      (1,609)        (15,229)
Net short-term (payments) borrowings                    (30,000)          -----
Increase in advances from affiliates                      -----         135,892
Contributions from minority investors                     -----           3,372
Distributions to minority investors                      (2,040)         (3,673)
Repayment of advances from affiliates                     -----      (1,400,000)
Other, net                                                  798          (3,937)
                                                     -----------     -----------
Net Cash Provided by Financing Activities                67,149         143,425
                                                     -----------     -----------

Increase in Cash and Cash Equivalents                     6,116          26,151
Cash and Cash Equivalents at Beginning of Period          2,554          19,023
                                                     -----------     -----------
Cash and Cash Equivalents at End of Period           $    8,670      $   45,174
                                                     ===========     ===========

     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Consolidation and Presentation

     360 Communications Company and Subsidiaries (the "Company") provide wireless voice and data telecommunications services. The Company currently markets residential long distance service and resells paging service in the states in which the Company provides wireless service. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. The Company operates in four regions in the United States: Mid-Atlantic, Midwest, Southeast and West.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The assets, liabilities and results of operations of entities (both corporations and partnerships) in which the Company has a controlling interest have been consolidated. The ownership interests of noncontrolling owners in such entities are reflected as minority interests. The Company accounts for all other investees using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

     The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. In the Company's opinion, the unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are of a normal recurring nature. These financials should be read in conjunction with the consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     Certain 1996 amounts have been reclassified to conform to the presentation used for the three months ended March 31, 1997.

2.  Earnings Per Share

     Earnings per share was computed using weighted average shares outstanding, including common stock equivalents, totaling 123,422,149 and 117,034,568 for the three months ended March 31, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which will become effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 will require companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares outstanding and would exclude common stock equivalents from the calculation. Due to the relative insignificance of the Company's common stock equivalents and other potentially dilutive instruments, the requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

3.  Acquisitions and Divestitures

     In January 1997, the Company acquired additional ownership interests in certain majority-owned partnerships and divested ownership interests in certain unconsolidated entities. In February 1997, the Company signed definitive agreements with BellSouth Corporation ("BellSouth") to combine ownership interests in two cellular partnerships in which the Company currently has a noncontrolling interest and BellSouth has a controlling interest. The resulting partnership will be owned approximately 75% by BellSouth and 25% by the Company. In addition, the Company will contribute its ownership interest in another unconsolidated entity and cash. The Company also agreed to sell to BellSouth its interest in a 100% owned entity and acquire from BellSouth an additional interest in a majority-owned partnership. The combined effect of the aforementioned transactions is expected to result in a net cash payment by the Company of approximately $100 million of which $20 million was paid in the first quarter of 1997.

4.  Income Taxes

     The estimated annual effective tax rate was 47.5% for the three months ended March 31, 1997, differing from the statutory rate due to deductible amortization of goodwill and state income tax expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


General

     The following is a discussion and analysis of the historical results of operations and financial condition of 360 Communications Company and Subsidiaries (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth under "Forward-Looking Statements."


Results of Operations

Customer Growth Rate

     The number of cellular customers increased to 2,281,000 at March 31, 1997 from 1,643,000 at March 31, 1996, resulting in a 38.8% increase. The increase in cellular customers was impacted by 138,000 customers acquired during the fourth quarter of 1996. For the three months ended March 31, 1997 and 1996, the Company added 125,000 and 95,000 customers, respectively, through internal growth. For the three months ended March 31, 1996, customer growth through acquisitions added 46,600 customers. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 9.36% at March 31, 1997 compared to 7.85% at March 31, 1996. During the three months ended March 31, 1997 and 1996, customer churn, the average monthly rate of customer disconnects, was 1.87% and 1.79%, respectively.

Service Revenues

     Service revenues consist primarily of charges for airtime, access fees, roaming fees and other services. Service revenues increased 27.4% in the three months ended March 31, 1997 when compared to the corresponding 1996 period, principally from growth in the number of cellular customers. Increased distribution channels, expanded network capacity, declining prices for cellular telephone equipment and service, increased consumer awareness and acceptance of wireless communications and pricing plans targeted at particular market segments are key factors contributing to the Company's customer growth. In addition, acquisitions completed in 1996 contributed to an increase of approximately $24 million in service revenues for the three months ended March 31, 1997.

     Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, a trend attributable to declining cellular telephone equipment prices and increased promotional activities (i.e. packaging, special rate plans), an increased awareness of the benefits of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. Also impacting the decline in the average service revenue per customer per month was an increase in promotional activities in the first quarter of 1997. Promotional activities, which includes free minutes and free access, increased to 3.7% of service revenues from 2.1% of service revenues when compared to the same period last year. As a result, service revenue growth has not kept pace with the level of growth in the number of customers. Service revenue per average customer per month was $43.91 and $49.28 during the three months ended March 31, 1997 and 1996, respectively. The Company expects that service revenue per average customer per month will continue to decline as penetration rates continue to increase.

     Roaming airtime minutes increased during the three months ended March 31, 1997, while roaming revenues as a percent of service revenues have declined. The Company expects that roaming rates between carriers will continue to be reduced which reduces revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers are ultimately passed on to customers.

     Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets, additional revenue generated from the increasing availability of a variety of enhanced services and products, and acquiring additional cellular communications systems to further strengthen its existing regional clusters. The growth rate of new customers is expected to decline as the Company's customer base grows. Revenue growth will also be impacted by the Company's entrance into the long distance and paging businesses. The Company currently markets residential long distance service and resells paging service in the states in which the Company provides wireless service. An improved competitive position, reduced cellular churn and increased brand awareness are expected as the long distance and paging services businesses mature.

Cost of Service

     Excluding the impact of roaming activities and long distance expenses, cost of service as a percentage of service revenues was 8.4% and 8.6% for the three months ended March 31, 1997 and 1996, respectively. The effects of the March 1996 renegotiated long distance contract with Sprint and reduced interconnection rates paid to local telephone companies are key factors favorably impacting the declining trend in cost of service as a percentage of service revenues.

     Roaming margins associated with the Company's customers roaming into other carriers' markets declined in the three months ended March 31, 1997 when compared to the same period last year, resulting in an increase in cost of service as a percent of service revenues. The decline in margins is attributable to increased competitive pressures to reduce rates for such roaming traffic and an increase in unbillable fraudulent roaming activities. As part of a pricing simplification effort, the Company implemented new roaming rate plans in early 1997 which further reduced margins in the first quarter of 1997. The Company expects that the industry-wide trend to reduce rates will continue, thus stimulating an increase in cellular telephone usage, resulting in an increase in roaming airtime. To the extent reduced retail rates stimulate increased usage and the Company is able to negotiate reduced wholesale roaming rates with other carriers, the effects of discounted rates will be somewhat mitigated.

     Unauthorized usage of customers' telephone numbers resulted in unbillable fraudulent roaming activities that approximated 4% and 1% of service revenues for the three months ended March 31, 1997 and 1996, respectively. The increase in unbillable fraudulent roaming activity was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996 and the first quarter of 1997. The Company believes it will continue to be impacted by fraudulent roaming activities on a going-forward basis and continues to proactively invest in new systems and technologies to reduce the incidence of fraud.

Cost to Acquire New Customers

     Cost to acquire a new cellular customer was $290 and $328 for the three months ended March 31, 1997 and 1996, respectively. The decline in the cost to acquire a new cellular customer is principally the result of additional costs associated with the introduction of the Company's new brand name incurred during the three months ended March 31, 1996, as well as, increased sales through the Company's own distribution channels in 1997.

     To improve sales and reduce costs associated with acquiring new customers, the Company continues to depend more upon its own sales force working out of Company retail outlets and kiosks located in shopping malls and other non-company owned retail locations. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, continued increases in its own retail distribution channels are planned. The Company has experienced little change in churn levels, a factor further contributing to the Company's ability to manage the costs of maintaining and growing its customer base. The Company is unable to anticipate whether the cost to add new customers will increase as savings associated with the transition to the use of internal sales distribution channels levels off, the growth rate of new customers declines and competition for local and national dealers intensifies.

     During the three months ended March 31, 1997, sales, marketing and advertising expenses were impacted by $2.4 million of costs associated with the Company's introduction of long distance service.

Other Operations Expense and General Administrative and Other Expenses

     Other operations expense and general, administrative and other expenses increased due principally to growth in the cellular customer base. During the three months ended March 31, 1997 and 1996, these expenses as a percent of service revenues were 30.0% and 30.6%, respectively. The Company expects that these expenses as a percentage of service revenues will decrease as future economies of scale are realized.

Depreciation and Amortization

     Acquisitions of cellular communications systems generated intangible assets such as Federal Communications Commission license costs and goodwill which are being amortized over 40 years. During the three months ended March 31, 1997, amortization expense increased 58.8% when compared to the corresponding period in 1996 due principally to acquisitions completed during the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

     During the three months ended March 31, 1997, depreciation expense increased 34.2% when compared to the corresponding period in 1996 due to the acquisition of depreciable assets and additional capital investment in the Company's network. Depreciation expense as a percent of service revenues for the three months ended March 31, 1997 and 1996 was 12.7% and 12.1%, respectively.

Interest Expense

     Interest expense increased in the three months ended March 31, 1997 when compared to the corresponding prior year period. The overall impact of the increase in borrowing levels was mitigated by lower interest rates. The annualized average interest rate for the three months ended March 31, 1997 and 1996 was 7.1% and 8.1%, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $122 million of subordinated promissory notes and borrowings under a revolving credit facility ("Credit Facility") with interest rates based on the London Interbank Offered Rate plus 50 basis points. The Company also incurs short-term borrowings based on market interest rates. Additionally, on March 17, 1997, the Company issued $200 million of 7.6% Senior Notes due 2009, the proceeds of which were used to pay down borrowings under the Credit Facility.

Equity in Net Income of Unconsolidated Entities

     Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three months ended March 31, 1997, when compared to the prior year period, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature.

Income Taxes

     The Company's income tax expense for the three months ended March 31, 1997 and 1996 was $8.5 million and $9.3 million, respectively. The reduction in the Company's effective tax rate for the three months ended March 31, 1997, when compared to the corresponding 1996 period, primarily was attributable to increased levels of pre-tax income which lessened the impact of items not deductible for income tax purposes.

Competition

     Cellular carriers compete primarily against the other facilities-based cellular carrier in each market. However, companies with Personal Communications Services ("PCS") licenses have begun to offer their products and services in several of the Company's service areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. However, there can be no assurance that these measures will completely mitigate the pressures associated with the expected increase in the level of PCS competition.

Liquidity and Capital Resources

Cash Flows - Operating Activities

     The decrease in operating cash flow for the three months ended March 31, 1997 was due primarily to a decrease in working capital of approximately $73 million. This decrease reflects a reduction in accrued expenses of $50 million during the first quarter of 1997 for accruals related to significant construction activity incurred during the fourth quarter of 1996. Also impacting working capital was a $17 million reduction in accrued interest due semi-annually on certain long-term debt instruments.

Cash Flows - Investing Activities

     Capital expenditures were $23.3 million and $56.8 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in capital expenditures was the result of various timing issues affecting construction activities in the first quarter of 1997. Total capital expenditures for the calendar year 1997 are projected to be $315 million versus $300 million in 1996.

     On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. To the extent feasible, the Company intends to exchange some or all of its minority investments in cellular communications systems for increased ownership interests in its controlled markets or for ownership interests in new markets in which it could obtain control.

     In the first quarter of 1996, the Company acquired cellular properties in South Carolina, North Carolina and Ohio and acquired additional partnership interests in Florida. The aggregate purchase price of these acquisitions totaled $110 million. In the first quarter of 1997, the Company divested its ownership interests in two of its unconsolidated entities. In connection with this transaction, the Company recognized a gain of $3 million in other income ($2 million, net of tax). The Company also acquired additional ownership interests in two of its controlled markets during the first quarter of 1997.

Cash Flows - Financing Activities

     As part of its cash management program, the Company incurs short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $50 million under certain debt covenants.

     On March 17, 1997, the Company issued $200 million in aggregate principal amount of its 7.6% Senior Notes due 2009. The net proceeds received by the Company from the sale of these debt securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

Liquidity and Capital Requirements

     Substantial capital is required to expand and operate the Company's existing cellular systems and to acquire interests in additional cellular systems. The Company has increased borrowings to the extent its existing cash needs have not been met through existing cash resources and cash flows from operations. Existing cash resources, internally generated funds and borrowings have been used to meet the Company's capital requirements.

     The Company expects to make capital expenditures, excluding acquisitions, of approximately $315 million in 1997. Funding for these expenditures is expected to be derived from existing cash resources, cash flows from operations, borrowings under the Credit Facility and the issuance of debt securities. These expenditures will be made to expand and enhance existing cellular systems, install digital technology in the Company's greater Raleigh, North Carolina, service area and replace equipment in recently acquired markets.

     For the next several years, the Company does not expect its operations to generate sufficient cash flows to meet both future capital requirements for operating activities and cash requirements for acquisitions of ownership interests in cellular communications systems. Acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. The Company expects that it will need to raise additional funds to make such investments. An agreement, which was designed to preserve the tax-free status of the Company's spinoff from Sprint Corporation, imposes certain limitations associated with equity transactions. Accordingly, the Company is prohibited from issuing preferred stock and is limited as to the aggregate amount of additional common stock that it can issue, unless an unqualified opinion of counsel or ruling from the Internal Revenue Service states that such action would not cause the spinoff to be taxable. At March 31, 1997, the Company was limited to issuing up to an additional 18.4 million common shares. This limitation expires on March 7, 1998.

     The Company believes that it will have the needed access to the capital markets on suitable terms and that, together with borrowings under the Credit Facility, the issuance of unsecured debt securities and/or warrants to purchase debt securities under a shelf registration statement filed with the Securities and Exchange Commission and net cash provided by operations, it will have adequate capital to satisfy its projected funding requirements for operations in 1997 and thereafter. The Company currently does not intend to seek funding from other sources during 1997. See Note 3 of Notes to Consolidated Financial Statements for a discussion of completed and proposed acquisitions and divestitures. There can be no assurance that access to the capital markets can be obtained in amounts and on terms adequate to meet its objectives or that the borrowings or net cash from operations will be adequate to meet the Company's projected funding requirements.

     At March 31, 1997, the Company had $580 million of borrowings outstanding under the Credit Facility and was not restricted or limited in its borrowing capacity under the Credit Facility.

     On April 15, 1997, the Company's Board of Directors authorized a program to repurchase up to 3 million shares of the Company's Common Stock through May 1, 1998. The shares may be purchased from time to time on the open market at prevailing prices, subject to market conditions.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

     On Current Report on Form 8-K, dated January 24, 1997, under "Item 5. Other Events," and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits," the Company filed historical financial statements and pro forma financial information with respect to the acquisition of Independent Cellular Network, Inc. and affiliated companies which supplemented previously filed financial statements and pro forma information.

     On Current Report on Form 8-K, dated February 14, 1997, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the fourth quarter of 1996 and for the year ended December 31, 1996.

     On Current Report on Form 8-K, dated March 11, 1997, under "Item 5. Other Events," the Company filed a press release announcing developments that were expected to impact operating revenues for the first quarter of 1997.

     On Current Report on Form 8-K, dated March 17, 1997, under "Item 7. Financial Statements and Exhibits," the Company filed documents relating to the issuance of its 7.60% Senior Notes Due 2009.

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


Date:  May 5, 1997

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

27         Financial Data Schedule.