Form 10-Q
period 1997-06-30
360 COMMUNICATIONS CO
filed 1997-08-11
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       On August 5, 1997, 121,837,901 shares of the registrant's Common Stock were outstanding.

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

Item 4.   Submission of Matters to a Vote of Security Holders...............12

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                     June 30,      December 31,
            ASSETS                                    1997            1996
            ------                                --------------  -------------
Current Assets                                      (Unaudited)
Cash and cash equivalents                         $      8,108    $      2,554
Accounts receivable, less allowances
  of $6,243 and $5,730,  respectively                  101,672         102,483
Other receivables                                       32,945          27,090
Unbilled revenue                                        36,091          35,712
Inventory                                               32,771          35,908
Deferred income taxes                                   10,894           8,462
Prepaid expenses and other                              10,170          16,634
                                                  -------------   -------------
    Total current assets                               232,651         228,843
                                                  -------------   -------------

Property, plant and equipment                        1,556,847       1,499,407
Less: accumulated depreciation                         466,360         415,981
                                                  -------------   -------------
Property, plant and equipment, net                   1,090,487       1,083,426
                                                  -------------   -------------

Investments in unconsolidated entities                 443,466         349,231
Intangibles, net                                     1,140,733       1,136,587
Other assets                                            16,798          13,982
                                                  -------------   -------------
    Total Assets                                  $  2,924,135    $  2,812,069
                                                  =============   =============

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------
Current Liabilities
Trade accounts and other payables                 $    191,938    $    227,654
Short-term borrowings                                   10,845          43,750
Advance billings                                        30,656          28,314
Accrued taxes                                           29,997          17,951
Accrued agent commissions                                7,643          12,089
Other                                                   22,385          21,090
                                                  -------------   -------------
    Total current liabilities                          293,464         350,848
                                                  -------------   -------------

Long-term debt                                       1,844,577       1,699,778
                                                  -------------   -------------

Deferred Credits and Other Liabilities
Deferred income taxes                                  118,868         113,005
Postretirement and other benefit obligations             5,980           5,855
                                                  -------------   -------------
    Total deferred credits and other liabilities       124,848         118,860
                                                  -------------   -------------

Minority interests in consolidated entities            184,945         180,083
                                                  -------------   -------------

Shareowners' Equity
Common stock                                             1,233           1,233
Additional paid-in capital                             754,748         772,199
Accumulated deficit                                   (279,680)       (310,932)
                                                  -------------   -------------
    Total shareowners' equity                          476,301         462,500
                                                  -------------   -------------
    Total liabilities and shareowners' equity     $  2,924,135    $  2,812,069
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



                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                           For the Three Months For the Six Months
                                              Ended June 30,      Ended June 30,
                                           -------------------- -------------------
                                             1997       1996      1997      1996
                                           ---------  --------- --------- ---------
Operating Revenues
Service revenues                           $328,834   $263,560  $622,804  $494,314
Equipment sales                              11,428     10,613    24,304    19,554
                                           ---------  --------- --------- ---------
     Total operating revenues               340,262    274,173   647,108   513,868
                                           ---------  --------- --------- ---------

Operating Expenses
Cost of service                              40,283     22,205    81,772    44,344
Cost of equipment sales                      24,394     25,355    52,843    45,964
Other operations expense                     17,012     11,783    32,005    24,326
Sales, marketing and advertising expenses    55,673     47,649   116,254    94,619
General, administrative and other expenses   80,207     64,243   153,299   122,257
Depreciation and amortization                46,833     35,157    92,362    68,154
                                           ---------  --------- --------- ---------
     Total operating expenses               264,402    206,392   528,535   399,664
                                           ---------  --------- --------- ---------

Operating Income                             75,860     67,781   118,573   114,204
Interest expense                            (32,843)   (24,274)  (64,033)  (54,102)
Minority interests in net income
   of consolidated entities                 (16,208)   (13,861)  (25,917)  (24,325)
Equity in net income of
   unconsolidated entities                   14,755     14,348    27,918    24,020
Other income (expense), net                     (27)      (137)    2,987       322
                                           ---------  --------- --------- ---------
Income before income taxes                   41,537     43,857    59,528    60,119
Income tax expense                           19,730     19,573    28,276    28,855
                                           ---------  --------- --------- ---------
     Net income                            $ 21,807   $ 24,284  $ 31,252  $ 31,264
                                           =========  ========= ========= =========

Earnings per share                         $   0.18   $   0.21  $   0.25  $   0.27
                                           =========  ========= ========= =========

Weighted average shares
   outstanding                              122,580    117,066   122,996   117,048
                                           =========  ========= ========= =========



     The accompanying  Notes are an integral part of the Consolidated  Financial
Statements.

                                        2

                 360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       For the Six Months
                                                         Ended June 30,
                                                   ---------------------------
                                                       1997            1996
                                                   ------------   ------------
Operating Activities
Net income                                         $    31,252    $    31,264
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                      92,362         68,154
     Deferred income taxes                               3,431         11,919
     Gain on sale of cellular investments               (3,029)
     Equity in net income of unconsolidated
       entities, net of distributions                  (16,472)       (14,891)
     Minority interests in net income of
       consolidated entities                            25,917         24,325
     Changes in operating assets and liabilities,
          excluding acquisitions
        Receivables, net                                (1,814)       (12,010)
        Other current assets                             5,016         (6,529)
        Trade accounts and other payables              (24,770)        26,573
        Accrued expenses and other
            current liabilities                         (1,040)         7,759
        Noncurrent assets and liabilities, net          (2,944)           255
     Other, net                                          3,084             (2)
                                                   ------------   ------------
Net Cash Provided by Operating Activities              110,993        136,817
                                                   ------------   ------------

Investing Activities
Capital expenditures                                   (89,520)      (143,942)
Acquisitions and divestitures                          (19,957)      (109,642)
Investments in unconsolidated entities and other       (80,156)        (2,476)
                                                   ------------   ------------
Net Cash Used for Investing Activities                (189,633)      (256,060)
                                                   ------------   ------------

Financing Activities
Net (payments) borrowings under bank revolving
     credit facility                                   (55,000)       490,000
Proceeds from long-term debt                           200,000        900,000
Debt issuance costs                                     (1,609)       (15,229)
Net short-term (payments) borrowings                   (32,905)        24,950
Purchases of common stock for treasury                 (18,878)
Increase in advances from affiliates                                  135,892
Contributions from minority investors                                   4,597
Distributions to minority investors                     (8,322)        (7,075)
Repayment of advances from affiliates                              (1,400,000)
Other, net                                                 908         (4,308)
                                                   ------------   ------------
Net Cash Provided by Financing Activities               84,194        128,827
                                                   ------------   ------------

Increase in Cash and Cash Equivalents                    5,554          9,584
Cash and Cash Equivalents at Beginning of Period         2,554         19,023
                                                   ------------   ------------
Cash and Cash Equivalents at End of Period         $     8,108    $    28,607
                                                   ============   ============


     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Consolidation and Presentation

     360 Communications Company and Subsidiaries (the "Company") provide wireless voice and data telecommunications services. The Company also currently markets residential long distance service and resells paging service in the states in which the Company provides wireless service. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. The Company operates in four regions in the United States: Mid-Atlantic, Midwest, Southeast and West.

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

     The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. In the Company's opinion, the unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are of a normal recurring nature. These financials should be read in conjunction with the consolidated financial statements, including the notes thereto, included in the Company's 1996 Annual Report.

     Certain 1996 amounts have been reclassified to conform to the presentation used for the three and six months ended June 30, 1997.

2.  Earnings Per Share

     Earnings per share was computed using weighted average shares outstanding, including common stock equivalents, totaling 122,579,873 and 117,065,513 for the three months ended June 30, 1997 and 1996, respectively, and 122,995,723 and 117,047,971 for the six months ended June 30, 1997 and 1996, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires companies to disclose basic and diluted earnings per share. Basic earnings per share will be calculated based on the weighted average common shares outstanding and will exclude common stock equivalents from the calculation. Due to the relative insignificance of the Company's common stock equivalents and other potentially dilutive instruments, the requirements of SFAS No. 128, based on current circumstances, will not have a significant effect on the Company's earnings per share calculations.

3.  Acquisitions and Divestitures

     In January 1997, the Company acquired additional ownership interests in certain majority-owned partnerships and divested ownership interests in certain unconsolidated entities. During the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Virginia and Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company taking over as manager of the cellular operation in Virginia. The Company divested its ownership interest in one of its unconsolidated entities, as well as in one of its controlled markets, during the second quarter of 1997. In addition, the Company acquired the remaining ownership interest in one of its controlled markets during the second quarter of 1997.

4.  Income Taxes

     The  estimated  annual  effective  tax rate was 47.5% for the three and six
months  ended  June  30,  1997,   differing  from  the  statutory  rate  due  to
nondeductible amortization of goodwill and state income tax expense.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


General

      The following is a discussion and analysis of the historical results of operations and financial condition of 360 Communications Company and Subsidiaries (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's 1996 Annual Report. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding
forward-looking   statements   as  set  forth  herein   under   "Forward-Looking
Statements."


Results of Operations

Customer Growth Rate

      The number of cellular customers increased to 2,379,000 at June 30, 1997 from 1,750,000 at June 30, 1996, resulting in a 35.9% increase. The increase in cellular customers was impacted by 138,000 customers acquired during the fourth quarter of 1996. For the three months ended June 30, 1997 and 1996, the Company added 98,000 and 107,000 customers, respectively, through internal growth. For the six months ended June 30, 1997, the Company added 223,000 customers through internal growth, while in the corresponding 1996 period, customer growth through acquisitions added 46,600 customers and internal growth added 202,000 new customers. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 9.77% at June 30, 1997 compared to 8.36% at June 30, 1996. The average monthly rate of customer disconnects, customer churn, was 1.69% and 1.77%, during the three months ended June 30, 1997 and 1996, respectively, and l.78% during the six months ended June 30, 1997 and 1996.

Service Revenues

         Service revenues consist primarily of charges for airtime, access fees, roaming fees and other services. Service revenues increased 24.8% and 26% in the three and six months ended June 30, 1997 when compared to the corresponding 1996 periods, principally from growth in the number of cellular customers. Expanded distribution, increased promotional activity, and improved consumer awareness of wireless communications are key factors contributing to the Company's customer growth. In addition, acquisitions completed in 1996 contributed to an increase of approximately $22.8 million and $45.4 million in service revenues for the three and six months ended June 30, 1997, respectively.

      Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, a trend attributable to declining cellular telephone equipment prices and increased promotional activities (i.e., packaging, special rate plans), an increased awareness of the benefits of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month was $46.86 and $51.73 during the three months ended June 30, 1997 and 1996, respectively, and $45.47 and $50.61 during the six months ended June 30, 1997 and 1996, respectively. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. As a result, service revenue growth has not kept pace with the level of growth in the number of customers. Also impacting the decline in the average service revenue per customer per month was an increase in promotional activities in 1997. Promotional activities, which includes free minutes and free access, increased to 3.9% and 3.8% of service revenues for the three and six months ended June 30, 1997 from 2% of service revenues when compared to the same periods last year. The Company expects that service revenue per average customer per month will continue to decline as penetration rates continue to increase.

      Roaming airtime minutes increased during the three and six months ended June 30, 1997, while roaming revenues as a percent of service revenues have declined. The Company expects that roaming rates between carriers will continue to be reduced which reduces revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers are ultimately passed on to customers.

      Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets, generating additional revenue from the increasing availability of a variety of enhanced services and products, and acquiring additional cellular communications systems to further strengthen its existing regional clusters. The growth rate of new customers is expected to decline as the Company's customer base grows. Revenue growth will also be impacted by the Company's long distance and paging businesses. The Company currently markets residential long distance service and resells paging service in the states in which the Company provides wireless service. An improved competitive position, reduced cellular churn and increased brand awareness are expected as the long distance and paging services businesses mature.

Cost of Service

      Excluding the impact of roaming activities and long distance expenses, cost of service as a percentage of service revenues was 7.3% and 7.8% for the three months ended June 30, 1997 and 1996, respectively, and 7.8% and 8.2% for the six months ended June 30, 1997 and 1996, respectively. The effects of renegotiated long distance contracts with Sprint Corporation (effective May 1997 and March 1996) and reduced interconnection rates paid to local telephone companies are key factors favorably impacting the declining trend in cost of service as a percentage of service revenues.

      Roaming margins associated with the Company's customers roaming into other carriers' markets declined in the three and six months ended June 30, 1997 when compared to the same periods last year, resulting in an increase in cost of service as a percent of service revenues. The decline in margins is attributable to increased competitive pressures to reduce rates for such roaming traffic and an increase in unbillable fraudulent roaming activities. As part of a pricing simplification effort, the Company implemented new roaming rate plans in early 1997 which continue to reduce margins in the second quarter of 1997. The Company expects that the industry-wide trend to reduce rates will continue, thus stimulating an increase in cellular telephone usage, resulting in an increase in roaming airtime. To the extent reduced retail rates stimulate increased usage and the Company is able to negotiate reduced wholesale roaming rates with other carriers, the effects of discounted rates will be somewhat mitigated.

      Unauthorized usage of customers' telephone numbers resulted in unbillable fraudulent roaming activities that approximated 1% of service revenues for the three months ended June 30, 1997 and 1996, and 2% and 1% of service revenues for the six months ended June 30, 1997 and 1996, respectively. The increase in unbillable fraudulent roaming activity was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996 and the first quarter of 1997. The Company believes it will continue to be impacted by fraudulent roaming activities on a going-forward basis and continues to proactively invest in new systems and technologies to reduce the incidence of fraud.

Cost to Acquire New Customers

      Cost to acquire a new cellular customer was $303 and $313 for the three months ended June 30, 1997 and 1996, respectively, and $297 and $320 for the six months ended June 30, 1997 and 1996, respectively. The decline in the cost to acquire a new cellular customer is principally the result of additional costs associated with the introduction of the Company's new brand name incurred during the three and six months ended June 30, 1996, as well as, continued decline in the wholesale prices for cellular phones.

      To improve sales and reduce costs associated with acquiring new customers, the Company continues to depend more upon its own sales force working out of Company retail outlets and kiosks located in shopping malls and other non-company owned retail locations. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, continued increases in its own retail distribution channels are planned. The Company has experienced little change in churn levels, a factor further contributing to the Company's ability to manage the costs of maintaining and growing its customer base. The Company is unable to anticipate the impact of the cost to add new customers as savings associated with the transition to the use of internal sales distribution channels levels off, the growth rate of new customers declines and competition for local and national dealers intensifies.

      During the three and six months ended June 30, 1997, sales, marketing and advertising expenses were impacted by $3 million and $5.4 million, respectively, of costs associated with the Company's long distance business.

Other Operations Expense and General Administrative and Other Expenses

      Other operations expense and general, administrative and other expenses increased due principally to growth in the cellular customer base. During the three months ended June 30, 1997 and 1996, these expenses as a percent of service revenues were 29.6% and 28.8%, respectively, and 29.8% and 29.7% during the six months ended June 30, 1997 and 1996, respectively. The slight increase for the respective periods is the result of increases in bad debt levels.

Depreciation and Amortization

      Acquisitions of cellular communications systems generate intangible assets such as Federal Communications Commission license costs and goodwill which are amortized over 40 years. During the three and six months ended June 30, 1997, amortization expense increased 52.9% and 55.8% when compared to the corresponding periods in 1996 due principally to acquisitions completed during the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

      During the three and six months ended June 30, 1997, depreciation expense increased 29.7% and 31.8% when compared to the corresponding periods in 1996 due to the acquisition of depreciable assets and additional capital investment in the Company's network.


Interest Expense

      Interest expense increased in the three and six months ended June 30, 1997 when compared to the corresponding prior year periods due to the increase in borrowing levels. The annualized average interest rate for the three months ended June 30, 1997 and 1996 was 7.2% and 6.8%, respectively, and 7.2% and 7.4% for the six months ended June 30, 1997 and 1996, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $200 million of 7.6% Senior Notes due 2009, $122 million of subordinated promissory notes and borrowings under a revolving credit facility ("Credit Facility") with interest rates based on the London Interbank Offered Rate plus 50 basis points. The Company also utilizes short-term borrowings based on market interest rates.

Equity in Net Income of Unconsolidated Entities

      Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and six months ended June 30, 1997, when compared to the prior year periods, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature. Income generated by minority cellular investments may not continue to grow at the pace experienced in prior years due to increased competition in the higher populated urban markets and the Company's strategy to exchange its minority cellular investments for increased ownership interests in its controlled markets or other markets in which it could obtain control.

Competition

      Cellular carriers compete primarily against the other facilities-based cellular carrier in each market. However, companies with Personal Communications Services ("PCS") licenses have begun to offer their products and services in several of the Company's service areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. The Company believes it will benefit from its position as an incumbent in the cellular field with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service and an experienced management team. However, there can be no assurance that these measures will completely mitigate the pressures associated with the expected increase in the level of PCS competition.

Liquidity and Capital Resources

Cash Flows - Operating Activities

      The decrease in net cash provided by operating activities for the six months ended June 30, 1997 was due primarily to the significant construction activity incurred during the fourth quarter of 1996 which resulted in elevated accrued expense levels during that period. Current operating activities reflect payments made in 1997 for 1996 accruals and a decrease in the accrued expenses related to construction activity for the six months ended June 30, 1997.

Cash Flows - Investing Activities

      Capital expenditures were $89.5 million and $143.9 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in capital expenditures was the result of various timing issues affecting construction activities in the first half of 1997. Total capital expenditures for the calendar year 1997 are projected to be $300 million.

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

      In the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Virginia and Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company taking over as manager of the cellular operation in Virginia.

      The Company divested its ownership interests in one of its unconsolidated entities, as well as in one of its controlled markets, during the second quarter of 1997. In addition, the Company acquired the remaining ownership interest in one of its controlled markets during the second quarter of 1997.

Cash Flows - Financing Activities

      As part of its cash management program, the Company utilizes short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $50 million under certain debt covenants.

      In the first quarter of 1997, the Company issued $200 million in aggregate principal amount of its 7.6% Senior Notes due 2009. The net proceeds received by the Company from the sale of these debt securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

      During the second quarter of 1997, the Company purchased 1.2 million shares of the Company's Common Stock at an average price of less than $16 per share. The Company's Board of Directors authorized the repurchase of up to 3 million shares of the Company's Common Stock through May 1, 1998. The shares may be purchased from time to time on the open market at prevailing prices, subject to market conditions.

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

      The Company expects to make capital expenditures, excluding acquisitions, of approximately $300 million in 1997. Funding for these expenditures is expected to be derived from existing cash resources, cash flows from operations, borrowings under the Credit Facility and the issuance of debt securities. These expenditures will be made to expand and enhance existing cellular systems, install digital technology in the Company's greater Raleigh, North Carolina, service area and replace equipment in recently acquired markets.

      For the next several years, the Company does not expect its operations to generate sufficient cash flows to meet both future capital requirements for operating activities and cash requirements for acquisitions of ownership interests in cellular communications systems. Acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. The Company expects that it will need to raise additional funds to make such investments. An agreement, which was designed to preserve the tax-free status of the Company's spinoff from Sprint Corporation, imposes certain limitations associated with equity transactions. Accordingly, the Company is prohibited from issuing preferred stock and is limited as to the aggregate amount of additional common stock that it can issue, unless an unqualified opinion of counsel or ruling from the Internal Revenue Service states that such action would not cause the spinoff to be taxable. At June 30, 1997, the Company was limited to issuing up to an additional 16.5 million common shares. This limitation expires on March 7, 1998.

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

      At June 30, 1997, the Company had $625 million of borrowings outstanding under the Credit Facility and additional borrowing capacity under the terms of the Credit Facility of $160 million.


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

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 6, 1997, the Company held its Annual Meeting of Shareowners. Four matters were submitted to a vote of the holders of the Company's Common Stock, $0.01 par value, entitled to vote at the meeting and the number of votes cast with respect to each matter are as follows:

      Proposal 1 to elect three directors, constituting Class I of the Company's Board of Directors, to serve a three-year term expiring at the 2000 Annual Meeting of Shareowners: 104,649,517 shares voted for Frank E. Reed, and 748,681 shares withheld; 104,598,309 shares voted for Robert E. R. Huntley, and 799,889 shares withheld; and 104,622,405 shares voted for Valerie B. Jarrett, and 775,793 shares withheld.

      Proposal  2  to  approve  the  Company's  Employee  Stock  Purchase  Plan:
102,776,518 shares voted for this proposal, 2,074,328 shares voted against, and 547,352 shares abstained. No broker non-votes were cast with respect to this proposal.

      Proposal 3 to approve the Company's Amended and Restated 1996 Equity Incentive Plan: 96,621,028 shares voted for this proposal, 8,030,562 shares voted against, and 746,608 shares abstained. No broker non-votes were cast with respect to this proposal.

      Proposal 4 to ratify the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1997:
104,808,568 shares voted for this proposal, 245,090 shares voted against, and 344,540 shares abstained. No broker non-votes were cast with respect to this proposal.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      Exhibits are listed in the Exhibit Index.

(b)   Reports on Form 8-K:

      On Current Report on Form 8-K, dated April 15, 1997, under "Item 5. Other Events," the Company filed a press release announcing its consolidated results for the first quarter of 1997.

                                    SIGNATURE


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       360 COMMUNICATIONS COMPANY


                                       By:   /s/ Jeffery R. Gardner
                                             Jeffery R. Gardner
                                             Senior Vice President - Finance
                                             (Principal Accounting Officer)


Date:  August 11, 1997

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

3.1 Amended and Restated Certificate of Incorporation of 360 Communications Company, as amended as of March 4, 1996. (Filed as
            Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

3.2         Amended and Restated Bylaws of 360 Communications Company. (Filed as
            Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

3.3 Certificate of Designation of First Series Junior Participating Preferred Stock of 360 Communications Company. (Filed as Exhibit 3.3 to Amendment No. 4 to Registration Statement on Form S-1 (No. 33-99756), and incorporated herein by reference.)

4.1 360 Communications Company's 7 1/8% Senior Note Due 2003 and 7 1/2% Senior Note Due 2006. (Filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

4.2 Indenture dated as of March 7, 1996 between 360 Communications Company and Citibank, N.A., as Trustee. (Filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

4.3 Form of 360 Communications Company Common Stock, $0.01 par value, certificate. (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

4.4 Rights Agreement dated as of March 5, 1996 between 360 Communications Company and Chemical Bank. (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference).

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

10.5        360   Communications   Company  Amended  and  Restated  1996  Equity
            Incentive Plan. *

27          Financial Data Schedule.

----------
*  Indicates management contract or compensating plan or arrangement.