Form 10-Q
period 1997-09-30
360 COMMUNICATIONS CO
filed 1997-11-10
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       On November 4, 1997, 121,819,249 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................6


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................*

Item 2.   Changes in Securities ..............................................*

Item 3.   Defaults Upon Senior Securities.....................................*

Item 4.   Submission of Matters to a Vote of Security Holders.................*

Item 5.   Other Information...................................................*

Item 6.   Exhibits and Reports on Form 8-K...................................12
---------------
* No reportable information under this item.


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                    September 30,  December 31,
            ASSETS                                      1997          1996
            ------                                 --------------  ------------
Current Assets                                        (Unaudited)
Cash and cash equivalents                          $       5,772   $     2,554
Accounts receivable, less allowances
  of $7,300 and $5,730,  respectively                     99,002       102,483
Other receivables                                         36,153        27,090
Unbilled revenue                                          33,000        35,712
Inventory                                                 32,314        35,908
Prepaid expenses and other                                20,986        25,096
                                                   --------------  ------------
    Total current assets                                 227,227       228,843
                                                   --------------  ------------

Property, plant and equipment                          1,627,781     1,499,407
Less: accumulated depreciation                           521,466       415,981
                                                   --------------  ------------
Property, plant and equipment, net                     1,106,315     1,083,426
                                                   --------------  ------------

Investments in unconsolidated entities                   461,385       349,231
Intangibles, net                                       1,150,661     1,136,587
Other assets                                              17,349        13,982
                                                   --------------  ------------
    Total assets                                   $   2,962,937   $ 2,812,069
                                                   ==============  ============

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------
Current Liabilities
Trade accounts and other payables                  $     172,862   $   227,654
Short-term borrowings                                     29,175        43,750
Advance billings                                          31,045        28,314
Accrued taxes                                             22,082        17,951
Other                                                     37,608        33,179
                                                   --------------  ------------
    Total current liabilities                            292,772       350,848
                                                   --------------  ------------

Long-term debt                                         1,849,643     1,699,778
                                                   --------------  ------------

Deferred Credits and Other Liabilities
Deferred income taxes                                    144,065       113,005
Postretirement and other benefit obligations               6,133         5,855
                                                   --------------  ------------
    Total deferred credits and other liabilities         150,198       118,860
                                                   --------------  ------------

Minority interests in consolidated entities              170,238       180,083
                                                   --------------  ------------

Shareowners' Equity
Common stock ($.01 par value; 1,000,000 shares
  authorized; 121,811,980 shares issued                    1,233         1,233
  and outstanding)
Additional paid-in capital                               774,901       773,472
Accumulated deficit                                     (250,801)     (310,932)
Treasury stock, at cost (1,552,168 shares in 1997
  and 55,227 shares in 1996)                             (25,247)       (1,273)
                                                   --------------- ------------
    Total shareowners' equity                            500,086       462,500
                                                   --------------- ------------
    Total liabilities and shareowners' equity      $   2,962,937   $ 2,812,069
                                                   =============== ============

    The accompanying Notes are an integral part of the Consolidated Financial Statements.


                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                            For the Three Months   For the Nine Months
                                             Ended September 30,   Ended September 30,
                                            --------------------- ---------------------
                                               1997       1996       1997      1996
                                            ---------- ---------- ---------- ----------
Operating Revenues
Service revenues                            $ 335,245  $ 271,819  $ 958,049  $ 766,133
Equipment sales                                12,264      9,857     36,568     29,411
                                            ---------- ---------- ---------- ----------
     Total operating revenues                 347,509    281,676    994,617    795,544
                                            ---------- ---------- ---------- ----------

Operating Expenses
Cost of service                                37,127     24,148    118,899     68,492
Cost of equipment sales                        28,486     25,046     81,329     71,010
Other operations expense                       19,177     15,498     51,182     39,824
Sales, marketing and advertising expenses      54,438     48,527    170,692    143,146
General, administrative and other expenses     77,399     68,030    230,698    190,287
Depreciation and amortization                  45,376     36,833    137,738    104,987
                                            ---------- ---------- ---------- ----------
     Total operating expenses                 262,003    218,082    790,538    617,746
                                            ---------- ---------- ---------- ----------

Operating Income                               85,506     63,594    204,079    177,798
Interest expense                              (33,570)   (24,752)   (97,603)   (78,854)
Minority interests in net income
   of consolidated entities                   (13,534)   (13,843)   (39,451)   (38,168)
Equity in net income of
   unconsolidated entities                     16,536     16,339     44,454     40,359
Other income, net (1)                              73        101      3,060        423
                                            ---------- ---------- ---------- ----------
Income before income taxes                     55,011     41,439    114,539    101,558
Income tax expense                             26,132     18,552     54,408     47,407
                                            ---------- ---------- ---------- ----------
     Net income                             $  28,879  $  22,887  $  60,131  $  54,151
                                            ========== ========== ========== ==========

Earnings per share                          $    0.24  $    0.20  $    0.49  $    0.46
                                            ========== ========== ========== ==========

Weighted average shares
   outstanding                                121,875    117,086    122,626    117,060
                                            ========== ========== ========== ==========


(1) In January 1997, the Company recognized a gain of $3 million ($2 million, net of tax) in connection with the divestiture of its ownership interests in two of its unconsolidated entities


    The accompanying Notes are an integral part of the Consolidated Financial Statements.

                 360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                         For the Nine Months
                                                          Ended September 30,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
Operating Activities
Net income                                            $    60,131  $    54,151
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                        137,738      104,987
     Deferred income taxes                                 27,822       19,119
     Gain on sale of cellular investments                  (3,029)        ----
     Equity in net income of unconsolidated
       entities, net of distributions                     (24,639)     (25,104)
     Minority interests in net income of
       consolidated entities                               39,451       38,168
     Changes in operating assets and liabilities,
          excluding acquisitions
        Receivables, net                                    4,115      (16,009)
        Other current assets                                2,551       (1,410)
        Trade accounts and other payables                 (48,771)       1,825
        Accrued expenses and other
            current liabilities                             9,353       10,267
        Noncurrent assets and liabilities, net             (3,985)        (868)
     Other, net                                             2,453        5,266
                                                      ------------ ------------
Net Cash Provided by Operating Activities                 203,190      190,392
                                                      ------------ ------------

Investing Activities
Capital expenditures                                     (154,234)    (193,543)
Acquisitions and divestitures                             (57,797)    (109,613)
Investments in unconsolidated entities and other          (80,735)     (14,709)
                                                      ------------ ------------
Net Cash Used for Investing Activities                   (292,766)    (317,865)
                                                      ------------ ------------

Financing Activities
Net (payments) borrowings under bank revolving
     credit facility                                      (50,000)     465,000
Proceeds from long-term debt                              200,000      900,000
Debt issuance costs                                        (1,609)     (15,229)
Net short-term (payments) borrowings                      (14,575)      45,650
Purchases of common stock for treasury                    (24,152)        ----
Increase in advances from affiliates                         ----      135,892
Contributions from minority investors                         100        4,881
Distributions to minority investors                       (17,878)      (9,275)
Repayment of advances from affiliates                        ----   (1,400,000)
Other, net                                                    908       (8,600)
                                                      ------------ ------------
Net Cash Provided by Financing Activities                  92,794      118,319
                                                      ------------ ------------

Increase (Decrease) in Cash and Cash Equivalents            3,218       (9,154)
Cash and Cash Equivalents at Beginning of Period            2,554       19,023
                                                      ------------ ------------
Cash and Cash Equivalents at End of Period            $     5,772  $     9,869
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

     The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. In the Company's opinion, the unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     Certain 1996 amounts have been reclassified to conform to the presentation used for the three and nine months ended September 30, 1997.

2.  Earnings Per Share

     Earnings per share was computed using weighted average shares outstanding, including common stock equivalents, totaling 121,874,813 and 117,086,280 for the three months ended September 30, 1997 and 1996, respectively, and 122,626,401 and 117,059,755 for the nine months ended September 30, 1997 and 1996, respectively.

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

3.  Acquisitions and Divestitures

      During the first and second quarters of 1997, the Company divested ownership interests in certain unconsolidated entities, as well as in one of its controlled markets. During the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Virginia and Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company taking over as manager of the cellular operations in Virginia. During the nine months ended September 30, 1997, the Company acquired minority interests in 15 of its controlled markets, which increased its ownership interest to 100% in 10 of those markets.

4.  Income Taxes

     The estimated annual effective tax rate was 47.5% for the three and nine months ended September 30, 1997, differing from the statutory rate due to nondeductible amortization of goodwill and state income tax expense.

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


Results of Operations

Customer Growth Rate

     The number of cellular customers increased to 2,450,000 at September 30, 1997, from 1,851,000 at September 30, 1996, resulting in a 32.4% increase. The increase in cellular customers was impacted by 138,000 customers acquired during the fourth quarter of 1996. For the three months ended September 30, 1997 and 1996, the Company added 87,000 and 100,000 customers, respectively, through internal growth. For the nine months ended September 30, 1997, the Company added 310,000 customers through internal growth, while in the corresponding 1996 period, customer growth through acquisitions added 46,600 customers and internal growth added 302,000 new customers. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 10.11% at September 30, 1997 compared to 8.84% at September 30, 1996. The average monthly rate of customer disconnects, customer churn, was 1.90% and 1.86%, during the three months ended September 30, 1997 and 1996, respectively, and l.82% and 1.80% during the nine months ended September 30, 1997 and 1996, respectively.

Service Revenues

     Service revenues consist primarily of charges for airtime, access fees, roaming fees and other services. Service revenues increased 23.3% and 25% in the three and nine months ended September 30, 1997, respectively, when compared to the corresponding 1996 periods, principally from growth in the number of cellular customers. Expanded distribution, increased promotional activity, and improved consumer awareness of wireless communications are key factors contributing to the Company's customer growth. In addition, acquisitions completed in 1996 contributed to an increase of approximately $23.9 million and $69.3 million in service revenues for the three and nine months ended September 30, 1997, respectively.

     Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, a trend attributable to declining cellular telephone equipment prices, increased promotional activities (i.e., packaging, special rate plans), an increased awareness of the benefits of cellular communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month was $46.12 and $50.34 during the three months ended September 30, 1997 and 1996, respectively, and $45.69 and $50.54 during the nine months ended
September 30, 1997 and 1996, respectively. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. As a result, service revenue growth has not kept pace with the level of growth in the number of customers. Also impacting the decline in the average service revenue per customer per month was an increase in promotional activities in 1997. Promotional activities, which includes free minutes and free access, increased to 4.9% and 4.2% of service revenues for the three and nine months ended September 30, 1997, respectively from 1.8% and 2% of service revenues for the three and nine months ended September 30, 1996, respectively. The Company expects that service revenue per average customer per month will continue to decline as penetration rates continue to increase. Roaming airtime minutes increased during the three and nine months ended September 30, 1997, while roaming revenues as a percentage of service revenues have declined. The Company expects that roaming rates between carriers will continue to be reduced which reduces revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers are ultimately passed on to customers.

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

Cost of Service

     Excluding the impact of roaming activities and expenses associated with the long distance business, cost of service as a percentage of service revenues was 6.5% and 8.1% for the three months ended September 30, 1997 and 1996, respectively, and 7.3% and 8.1% for the nine months ended September 30, 1997 and 1996, respectively. The effects of renegotiated long distance contracts (effective May 1997 and March 1996) and reduced interconnection rates paid to local telephone companies are key factors favorably impacting the declining trend in cost of service as a percentage of service revenues.

     Roaming margins associated with the Company's customers roaming into other carriers' markets declined in the three and nine months ended September 30, 1997 when compared to the same periods last year, resulting in an increase in cost of service as a percentage of service revenues. The decline in margins for the nine months ended September 30, 1997 is attributable to an increase in unbillable fraudulent roaming activities. Also contributing to the decline in margins for the three and nine months ended September 30, 1997 was increased competitive pressures to reduce rates for such roaming traffic. As part of a pricing simplification effort, the Company implemented new roaming rate plans in early 1997 that continue to reduce margins in the third quarter of 1997. The Company expects that the industry-wide trend to reduce rates will continue, thus stimulating an increase in cellular telephone usage, resulting in an increase in roaming airtime. To the extent reduced retail rates stimulate increased usage and the Company is able to negotiate reduced wholesale roaming rates with other carriers, the effects of discounted rates will be somewhat mitigated.

     Unauthorized usage of customers' telephone numbers resulted in unbillable fraudulent roaming activities that approximated 0.5% and 1.2% of service revenues for the three months ended September 30, 1997 and 1996, respectively, and 1.7% and 1.1% of service revenues for the nine months ended September 30, 1997 and 1996, respectively. The increase in unbillable fraudulent roaming activity for the nine months ended September 30, 1997 was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996 and the first quarter of 1997. The Company believes it will continue to be impacted by fraudulent roaming activities on a going-forward basis and continues to proactively invest in new systems and technologies to reduce the incidence of fraud.

Cost to Acquire New Customers

     Cost to acquire a new cellular customer was $301 and $312 for the three months ended September 30, 1997 and 1996, respectively, and $298 and $317 for the nine months ended September 30, 1997 and 1996, respectively. The decline in the cost to acquire a new cellular customer is principally the result of the higher 1996 amounts due to additional costs associated with the introduction of the Company's new brand name, as well as, a continued reduction in the wholesale prices for cellular phones and a transition of new customer sales from national dealers to Company owned retail outlets.

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

     Sales, marketing and advertising expenses associated with the Company's long distance business accounted for an increase of $1.4 million and $6.8 million during the three and nine months ended September 30, 1997, respectively, when compared to the corresponding periods in 1996.

Other Operations Expense and General Administrative and Other Expenses

     Other operations expense and general, administrative and other expenses increased due principally to growth in the cellular customer base. During the three months ended September 30, 1997 and 1996, these expenses as a percentage of service revenues were 28.8% and 30.7%, respectively, and 29.4% and 30% during the nine months ended September 30, 1997 and 1996, respectively. The decrease in the respective periods is attributable to economies of scale realized as a result of customer growth.

Depreciation and Amortization

     Acquisitions of cellular communications systems generate intangible assets such as Federal Communications Commission license costs and goodwill which are amortized over 40 years. During the three and nine months ended September 30, 1997, amortization expense increased 48.9% and 53.5% when compared to the corresponding periods in 1996 due principally to acquisitions completed during the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

     During the three and nine months ended September 30, 1997, depreciation expense increased 18.8% and 27.2% when compared to the corresponding periods in 1996. The increase in depreciation expense is due primarily to the acquisition of depreciable assets and additional capital investment in the Company's network.

Interest Expense

     Interest expense increased in the three and nine months ended September 30, 1997 when compared to the corresponding prior year periods due to the increase in borrowing levels. The annualized average interest rate for the three months ended September 30, 1997 and 1996 was 7.2% and 7.0% respectively, and 7.2% for the nine months ended September 30, 1997 and 1996. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $200 million of 7.6% Senior Notes due 2009, 9% subordinated promissory notes and borrowings under a revolving credit facility ("Credit Facility") with interest rates based on the London Interbank Offered Rate plus 50 basis points. The Company also utilizes short-term borrowings based on market interest rates.

Equity in Net Income of Unconsolidated Entities

     Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and nine months ended September 30, 1997, when compared to the prior year periods, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature. Income generated by minority cellular investments may not continue to grow at the pace experienced in prior years due to increased competition in the higher populated urban markets and the Company's strategy to exchange its minority cellular investments for increased ownership interests in its controlled markets or other markets in which it could obtain control.

Income Taxes

     The Company's income tax expense increased 40.9% and 14.8% for the three and nine months ended September 30, 1997, respectively, when compared to the corresponding periods in 1996 due primarily to an increase in the levels of pre-tax income in 1997.

Competition

     Cellular carriers compete primarily against the other facilities-based cellular carrier in each market. However, companies with Personal Communications Services ("PCS") licenses also offer their products and services in several of the Company's service areas. The Company has prepared for this new competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. During the third quarter of 1997, the Company introduced a new service offering called the Bundled Value Packs, whereby customers may choose any combination of cellular, long distance and paging and receive the selected services all on one bill.

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


Liquidity and Capital Resources

Cash Flows - Operating Activities

     The increase in net cash provided by operating activities for the nine months ended September 30, 1997 was due primarily to improved operating results. Net cash inflows have been somewhat mitigated by payments made in 1997 for 1996 accruals and a decrease in accrued expenses related to construction activity for the nine months ended September 30, 1997.

Cash Flows - Investing Activities

     Capital expenditures were $154.2 million and $193.5 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in capital expenditures is the result of various timing issues affecting construction activities. Projected capital expenditures for the calendar year 1997 have been reduced from $300 million to $280 million due to efficiencies created through network design and implementation, as well as improved pricing and concessions from vendors. Also contributing to the reduction in capital spending is the postponement of the construction of certain cell sites until 1998 because of zoning issues.

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

     In the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Virginia and Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company taking over as manager of the cellular operations in Virginia.

     The Company divested its ownership interests in one of its unconsolidated entities, as well as in one of its controlled markets, during the second quarter of 1997. During the nine months ended September 30, 1997, the Company acquired minority interests in 15 of its controlled markets, which increased its ownership interest to 100 percent in 10 of those markets.

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

     The Company's Board of Directors authorized the repurchase of up to 3 million shares of the Company's Common Stock through May 1, 1998. The shares may be purchased from time to time on the open market at prevailing prices, subject to market conditions. As of September 30, 1997, the Company had purchased approximately 1.5 million shares of the Company's Common Stock at an average price of $16 per share.

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

     The Company expects to make capital expenditures, excluding acquisitions, of approximately $280 million in 1997. Funding for these expenditures is expected to be substantially derived from cash flows from operations. In addition, the Company utilizes existing cash resources, borrowings under the Credit Facility and the issuance of debt securities to meet these funding requirements. These expenditures will be made to expand and enhance existing cellular systems, install digital technology in the Company's greater Raleigh, North Carolina, service area and replace equipment in recently acquired markets.

     In 1998, the Company expects cash flows from operations to substantially fund its capital expenditure program. The Company expects that it will need to raise additional funds to finance acquisition activities. Such acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. An agreement, which was designed to preserve the tax-free status of the Company's spinoff from Sprint Corporation, imposes certain limitations associated with equity transactions. Accordingly, the Company is prohibited from issuing preferred stock and is limited as to the aggregate amount of additional common stock that it can issue, unless an unqualified opinion of counsel or ruling from the Internal Revenue Service states that such action would not cause the spinoff to be taxable. At September 30, 1997, the Company was limited to issuing up to an additional 16 million common shares. This limitation expires on March 7, 1998.

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

     At September 30, 1997, the Company had $630 million of borrowings outstanding under the Credit Facility and additional borrowing capacity under the terms of the Credit Facility of $236 million.

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

(b)   Reports on Form 8-K:

      On Current Report on Form 8-K, dated July 16, 1997, under "Item 5. Other Events," the Company filed a press release announcing its consolidated results for the second quarter of 1997.

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


Date:  November 10, 1997

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