Form 10-K
period 1997-12-31
360 COMMUNICATIONS CO
filed 1998-03-31
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 ---------------

                                    FORM 10-K
  (Mark One)
     |X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
     |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

           Securities registered pursuant to Section 12(b)of the Act:

                                                   Name of each exchange on
            Title of each class                         which registered

    Common Stock, $0.01 par value                    New York Stock Exchange
    Preferred Stock Purchase Rights                  Chicago Stock Exchange
                                                         Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 27, 1998, 121,333,114 shares of the registrant's Common Stock were outstanding. The aggregate market value on March 27, 1998 of the registrant's Common Stock held by non-affiliates of the registrant was $3,685,493,337.

                       Documents Incorporated by Reference

         Certain portions of the registrant's definitive proxy statement for the annual meeting of shareowners to be held on May 12, 1998 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business..............................................................1
Item 2.  Properties...........................................................18
Item 3.  Legal Proceedings....................................................19
Item 4.  Submission of Matters to a Vote of Security Holders..................20
Item 4a. Executive Officers of the Registrant.................................20

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................22
Item 6.  Selected Consolidated Financial Data.................................24
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................25
Item 8.  Financial Statements and Supplementary Data..........................35
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................59

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................60
Item 11. Executive Compensation...............................................60
Item 12. Security Ownership of Certain Beneficial Owners and Management.......60
Item 13. Certain Relationships and Related Transactions.......................60

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....63



     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; a significant delay in the expected closing of the proposed merger between the Company and ALLTEL Corporation; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the heading "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108), which section is hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Broadband PCS: The type of FCC license awarded in the PCS auctions in the 1850-1990 MHz band.

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

     PCS: Personal Communications Services. PCS is the term commonly used to describe the services offered by the companies that acquired PCS licenses.

     Penetration rate: Customers divided by POPs in a given area.

     POPs: The estimate of the 1996 population of a MSA or RSA, as derived from the 1996 population estimates prepared by Claritas Inc.

     RBOCs: The Regional Bell Operating Companies.

     Reseller: A company that provides cellular service to customers but does not hold a FCC cellular license or own cellular facilities. A reseller buys blocks of cellular telephone numbers from a licensed carrier and, in turn, sells service through its own distribution network to the public.

     Roaming: The ability of the Company's customers to make or receive calls when traveling in another wireless communications company's system and vice versa.

     Roaming agreements: Agreements entered into with other domestic wireless communications companies that allow the Company's customers to make or receive calls when traveling in another wireless communications company's system and vice versa.

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

                                     PART I

Item 1.  Business.

General

     360 Communications Company is one of the leading and most established wireless communications companies in the United States. As of December 31, 1997, the Company served approximately 2.6 million customers in over 100 markets in 15 states throughout the country. The Company's interests in these markets represent approximately 21.4 million Net POPs as of December 31, 1997. The Company also owns, as of December 31, 1997, minority interests in 60 additional cellular telephone markets representing approximately 4.7 million Net POPs, including the New York, New York; Chicago, Illinois; Houston, Texas; and Orlando, Florida MSAs. The Company sells and markets wireless voice and data services and related products, as well as residential long distance and paging services, through a distribution network consisting of nationally recognized and local dealers, full service retail stores and a direct sales force. As used herein, the term "Company" means 360 Communications Company and its subsidiaries, unless the context indicates otherwise.

     The Company operates in four regions in the United States: Mid-Atlantic, Midwest, Southeast and West. The Company's controlled markets comprising each region include a number of geographic operating clusters which are primarily located in mid-sized communities.

     For the period from January 1, 1990 to December 31, 1997, the Company grew its customer base by a compounded annual growth rate of 48%. At December 31, 1997, the Company had a cellular penetration rate of 10.7% in the markets that it controlled. At December 31, 1997, the Company reached 20% penetration in six markets and 15% penetration in eight additional markets. For the year ended December 31, 1997, the Company's average monthly churn rate was 1.88%.

     The Company was incorporated in October 1982 under the laws of the State of Delaware by Centel Corporation. The Company, then known as Centel Cellular Company, received its first operating license from the United States Federal Communications Commission ("FCC") in 1985. Over the next three years, the Company received additional licenses to operate wireline systems in 19 small and medium-sized metropolitan areas, including MSAs in Las Vegas, Nevada; Greensboro, North Carolina; and Tallahassee, Florida. In 1988, the Company's aggressive expansion effort included the acquisition of United TeleSpectrum, Inc. from Sprint Corporation ("Sprint"). Valued at more than $750 million, the acquisition more than doubled the size of the Company, adding approximately 7.9 million Net POPs and making it the second largest domestic cellular company at that time in terms of the number of markets served. On March 9, 1993, Centel Corporation, then the Company's immediate parent, merged with a wholly owned subsidiary of Sprint, and the Company changed its name to Sprint Cellular Company. In February 1996, the Company changed its name to 360 Communications Company. On March 7, 1996, Sprint completed the spinoff of the Company through a pro rata distribution to Sprint shareholders of all of the Common Stock, $0.01 par value (the "Common Stock"), of the Company (the "spinoff").

Merger Agreement with ALLTEL Corporation

     On March 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ALLTEL Corporation, a Delaware corporation ("ALLTEL"), and Pinnacle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ALLTEL ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"). As a result of the Merger, (a) each outstanding share of the Company's Common Stock (other than shares owned by ALLTEL or Merger Sub or held by the Company), will be converted into the right to receive .74 shares of the common stock, par value $1.00 per share, of ALLTEL and (b) the Company will become a wholly owned subsidiary of ALLTEL.

     Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the respective shareowners of the Company and ALLTEL and the receipt of required regulatory approvals, including the approval of the Federal Communications Commission and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pending the receipt of such approvals, the Company expects to complete the Merger in the third quarter of 1998. The Merger Agreement may be terminated under certain circumstances relating to a third party offer to acquire the Company, in which event the Company will be obligated to pay to ALLTEL a termination fee of $100 million (the "Termination Fee").

     Concurrently with the execution of the Merger Agreement, the Company and ALLTEL entered into a Stock Option Agreement (the "Stock Option Agreement") whereby the Company granted to ALLTEL an option (the "Option") to purchase up to 19.9% of the number of shares of the Company's Common Stock issued and outstanding immediately prior to the grant of the Option (approximately 24,140,553 shares) at an exercise price of $33.90 per share (subject to adjustment in certain circumstances). The Option is exercisable by ALLTEL only in the event that ALLTEL becomes entitled to receive the Termination Fee. Concurrently with any exercise of the Option, the Company has the option to repurchase from ALLTEL, at a price of $35.90 per share, any shares issued upon the exercise of the Option.

     The  foregoing  descriptions  of the Merger  Agreement and the Stock Option
Agreement, and the transactions contemplated thereby, do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and the Stock Option Agreement, copies of which are incorporated by reference herein as Exhibits 2.4 and 2.5, respectively, to this Report.


Growth and Operating Characteristics of the United States Cellular Industry

     The United States cellular telephone industry historically has operated as a regulated duopoly. The industry, however, is changing as a result of the emergence of new wireless competitors, such as PCS licensees. See "Business-Governmental Regulation-Regulation and Licensing of Cellular Communications Systems" and "Business-Competition." For the year ended December 31, 1997, the cellular industry reported total revenues of $27.5 billion versus $23.6 billion in 1996. The total number of cellular customers grew by 25.7% during 1997, expanding the customer base from an estimated 44.0 million to an estimated 55.3 million customers. The cellular industry's penetration rate as of December 31, 1997, was 20.6% for carriers on a nationwide basis, or 10.3% for the average carrier on a nationwide basis.

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

     The following table sets forth certain domestic cellular industry statistics published by the Cellular Telecommunications Industry Association as of December 31, and for each of the five years in the period ended December 31, 1997.


                                             December 31,
                              -------------------------------------------

Cellular Industry Statistics    1997     1996     1995     1994     1993
                              -------  -------  -------  -------  -------

Total Service Revenues
   (dollars in billions)       $27.5    $23.6    $19.1    $14.2    $10.9

Cellular Customers
   (millions)                   55.3     44.0     33.8     24.1     16.0

Customer Growth
   (year-over-year)             25.7%    30.0%    40.0%    50.8%    45.1%

Average Monthly Bill per
   Customer (dollars)          $42.78   $47.70   $51.00   $56.21   $61.49

Penetration-Average
   Carrier*                     10.3%     8.3%     6.5%     4.7%     3.1%

---------------------------
* Represents the total nationwide cellular penetration for the average carrier.

     In March 1995, the FCC commenced its licensing of Personal Communications Services ("PCS") by completing the auctioning of two 30 MHz licenses in each of 51 MTAs. Since that time, the FCC has auctioned an additional 60 MHz of spectrum (three 10 MHz BTA licenses and one 30 MHz BTA license) for such potential licensees. Licenses for all six spectrum blocks have now been issued. PCS is the term commonly used to describe the services that will be offered by the companies that acquired licenses in the FCC auctions. The FCC has limited the amount of PCS spectrum which current cellular carriers (and other commercial mobile radio service licensees) can obtain within their service areas. As a result, in addition to the two cellular carriers, an additional three to six PCS providers could compete in any given service area.

     Despite the fact that PCS licensees compete directly with the Company, the Company believes that the existence of new competitors and increased capacity should change the existing competitive dynamics of the industry by significantly increasing penetration rates and the overall size of the market for wireless communications services. The Company believes that the entrance of new competitors caused cellular growth to accelerate in other telecommunications markets. The United Kingdom wireless market, for example, experienced increased cellular growth rates following the introduction of PCS services. See "Business-Competition."

Markets and Clusters

     The following table sets forth as of December 31, 1997 (i) the markets in which the Company owns an interest in a cellular system by region and by cluster, (ii) the wireline or non-wireline nature of the market, (iii) the total population of the market (as derived from 1996 population estimates prepared by Claritas Inc.), (iv) the Company's ownership percentage of the system, and (v) the Company's Net POPs based on its ownership percentage:

                                                     Wireline        Total     Ownership
CONTROLLED MARKETS                                 Non-wireline   Population   Percentage   Net POPs
------------------                                 ------------   ----------   ----------   --------
Mid-Atlantic Region:
     Central Virginia Cluster:
          Charlottesville, VA                           WL          143,749      100.0%       143,749
          Danville, VA                                  WL          110,259       75.0         82,694
          Lynchburg, VA                                 WL          158,437      100.0        158,437
          Virginia RSA 4B2                              WL          105,996      100.0        105,996
          Virginia RSA 6B2                              WL           13,578      100.0         13,578
          Virginia RSA 7B2                              WL           50,873      100.0         50,873
          Virginia RSA 11B2                             WL           42,970      100.0         42,970
     Pennsylvania Cluster:
          Harrisburg, PA                                WL          499,994      100.0%       499,994
          York, PA                                      WL          450,097      100.0        450,097
          Lancaster, PA                                 WL          449,868      100.0        449,868
          Altoona, PA                                   WL          132,079      100.0        132,079
          Johnstown, PA                                 WL          238,787      100.0        238,787
          Pennsylvania RSA 3B1                          WL           37,517      100.0         37,517
          Pennsylvania RSA 4B1                          WL           29,860      100.0         29,860
          Pennsylvania RSA 8                            WL          406,342      100.0        406,342
          Pennsylvania RSA 10B1                         WL          142,030      100.0        142,030
          Pennsylvania RSA 11B1                         WL           21,776      100.0         21,776
          Pennsylvania RSA 12                           WL          117,171      100.0        117,171
          Scranton/Wilkes-Barre                         WL          659,594       78.9        520,947
          State College                                 WL          131,792      100.0        131,792
          Williamsport                                  WL          121,493      100.0        121,493
     Eastern Virginia Cluster:
          Norfolk-VA Beach-Portsmouth, VA              NWL        1,048,667      100.0%     1,048,667
          Newport News-Hampton, VA                     NWL         4 80,498      100.0        480,498
          Petersburg-Colonial Heights-Hopewell, VA     NWL          136,960       73.9        101,292
          Virginia RSA 8                               NWL           83,244      100.0         83,244
          Virginia RSA 9                               NWL           87,605      100.0         87,605
     Tri-Cities Cluster:
          Johnson City-Kingsport-Bristol, TN            WL          456,168      100.0%       456,168
          Tennessee RSA 4B1                             WL          128,224      100.0        128,224
          Tennessee RSA 8                               WL           16,452      100.0         16,452
          Virginia RSA 1                                WL          145,678      100.0        145,678
          Virginia RSA 2                                WL          136,224       71.3         97,073
                                                                  ----------                ---------
              Total Region                                        6,783,982                 6,542,951
                                                                  ----------                ---------

Midwest Region:
     Eastern Iowa Cluster:
          Cedar Rapids, IA                             WL           180,058      100.0%       180,058
          Waterloo-Cedar Falls, IA                     WL           146,645       88.5        129,842
          Iowa City, IA                                WL           101,682      100.0        101,682
          Dubuque, IA                                  WL            88,756       85.0         75,443





                                                     Wireline       Total      Ownership
                                                   Non-wireline   Population   Percentage    Net POPs
                                                   ------------   ----------   ----------   ---------
     Central Illinois Cluster:
          Peoria, IL                                    WL          344,465      100.0%       344,465
          Illinois RSA 5B1                              WL           11,562      100.0         11,562
     Northern Indiana Cluster:
          South Bend-Mishawaka, IN                      WL          303,760      100.0%       303,760
          Elkhart-Goshen, IN                            WL          167,253      100.0        167,253
          Indiana RSA 2                                 WL          171,812       75.0        128,859
     Northwestern Ohio Cluster:
          Toledo, OH                                    WL          792,921       85.1%       674,776
          Lima, OH                                      WL          221,480       85.1        188,479
          Ohio 1 Williams County                        WL          127,464      100.0        127,464
          Ohio RSA 2B1                                  WL          206,685       67.5        139,452
          Ohio RSA 5                                    WL          235,219       68.3        160,770
          Mansfield, OH                                 WL          128,300      100.0        128,300
          Ohio RSA 6                                    WL          450,273       82.5        371,359
     Eastern Ohio Cluster:
          Youngstown-Warren, OH                         WL          491,908       96.9%       476,477
          Sharon, PA                                    WL          122,370       96.9        118,531
          Ohio RSA 11                                   WL          112,518       100.0       112,518
          Pennsylvania RSA 1                            WL          197,624       80.0        158,099
          Pennsylvania RSA 6B1                          WL          227,798       57.1        130,141
     Ohio/Kentucky/WV Cluster
          Charleston, WV                                WL          256,504       85.0%       218,028
          Huntington-Ashland                            WL          317,680      100.0        317,680
          Ohio 7B2                                      WL          170,742      100.0        170,742
          Ohio 10B2                                     WL          111,865      100.0        111,865
          Parkersburg-Marietta                          WL          158,115      100.0        158,115
          Stuebenville-Weirton                          WL          139,291      100.0        139,291
          West Virginia 6                               WL          185,822      100.0        185,822
          Wheeling                                      WL          157,197      100.0        157,197
                                                                  ----------                ---------
              Total Region                                        6,327,769                 5,688,030
                                                                  ----------                ---------

Southeast Region:
     North Carolina Cluster:
          Fayetteville, NC                              WL          291,322       92.0%       268,083
          North Carolina RSA 5B2                        WL           35,403      100.0         35,403
          North Carolina RSA 6                          WL          157,106      100.0        157,106
          North Carolina RSA 11                         WL          223,100      100.0        223,100
          Greensboro-Winston Salem-High Point, NC       WL          983,707       61.8        608,249
          Hickory, NC                                   WL          237,102      100.0        237,102
          North Carolina RSA 2B2                        WL           74,023      100.0         74,023
          North Carolina RSA 15B1                       WL          193,617       67.0        129,685
          Raleigh-Durham, NC                            WL          827,723       92.0        761,694
          Burlington, NC                                WL          115,453       92.0        106,243
          North Carolina RSA 7 (B1 and B2)              WL          283,430      100.0        283,430
          North Carolina RSA 8                          WL          287,499      100.0        287,499
          North Carolina RSA 9                          WL          119,126      100.0        119,126
          North Carolina RSA 10                         WL          281,768      100.0        281,768
          North Carolina RSA 14                         WL          240,647      100.0        240,647
          Wilmington, NC                                WL          202,394      100.0        202,394
          Jacksonville, NC                              WL          145,653      100.0        145,653
          North Carolina RSA 12                         WL          128,210      100.0        128,210
          North Carolina RSA 13                         WL          239,785      100.0        239,785





                                                      Wireline      Total      Ownership
                                                   Non-wireline  Population    Percentage    Net POPs
                                                   ------------  ----------    ----------   ----------
     Charleston Cluster:
          Charleston-North Charleston, SC               WL         526,281        75.0%        394,763
          South Carolina RSA 4                          WL         212,463        50.0         106,232
          South Carolina RSA 5                          WL         243,529        50.0         121,765
          South Carolina RSA 6                          WL         195,183        50.0          97,592
          South Carolina RSA 8                          WL         173,664        50.0          86,832
     Greenville Cluster:
          Greenville-Spartanburg, SC                    WL         686,113        89.2%        611,807
          Anderson, SC                                  WL         155,628        89.2         138,773
          South Carolina RSA 1                          WL          61,928       100.0          61,928
          South Carolina RSA 2                          WL         227,027        50.0         113,514
     Florida Cluster:
          Ft. Walton Beach, FL                          WL         167,808       100.0%        167,808
          Florida RSA 10                                WL         112,525       100.0         112,525
          Panama City, FL                               WL         145,363       100.0         145,363
          Tallahassee, FL                               WL         278,223       100.0         278,223
          Florida RSA 8B1                               WL          46,924       100.0          46,924
                                                                -----------                 ----------
              Total Region                                       8,299,727                   7,013,249
                                                                -----------                 ----------

West Region:
     Central Texas Cluster:
          Killeen-Temple, TX                            WL         300,940        66.9%        201,389
          Waco, TX                                      WL         200,740        66.9         134,335
          Texas RSA 9B3                                 WL          29,663        70.0          20,762
          Texas RSA 10 (B2 and B4)                      WL         190,679        75.0         143,009
          Texas RSA 15B1                                WL          90,377       100.0          90,377
     East Texas Cluster:
          Tyler, TX                                     WL         162,194        60.0%         97,316
          Longview-Marshall, TX                         WL         169,960        60.0         101,976
          Texas RSA 7B2                                 WL          44,358        97.5          43,249
     New Mexico Cluster:
          New Mexico RSA 1                             NWL         257,276       100.0%        257,276
          New Mexico RSA 2                             NWL          23,796       100.0          23,796
          New Mexico RSA 4                             NWL         263,381       100.0         263,381
          New Mexico RSA 5                             NWL          59,226       100.0          59,226
     Las Vegas, NV                                      WL       1,018,224        72.2         735,220
                                                                -----------                 ----------
              Total Region                                       2,810,814                   2,171,312
                                                                -----------                 ----------
Total Controlled Markets                                        24,222,292                  21,415,540
                                                                ===========                 ==========



                                                             Total    Ownership
NON-CONTROLLED MARKETS*                                  Population  Percentage   Net POPs
-----------------------                                  ----------  ----------  ----------
     New York, NY-Long Branch-New Brunswick, NJ          16,394,955     10.0%     1,639,496
     Chicago-Aurora/Elgin-Joliet-Kankakee, IL-Gary, IN    8,413,093      5.0        420,655
     Houston-Beaumont-Galveston/Texas City, TX            4,595,807      8.8        403,052
     Kansas City-Lawrence, KS                             1,617,578     19.0        307,340
     Orlando-Melbourne-Daytona Beach, FL                  2,405,918     24.6        591,615
     Richmond, VA**                                         802,859     24.6        197,423
     Omaha, NE                                              630,141     27.9        175,809
     Cleveland-Akron-Canton-Lorain, OH-Erie, PA           3,495,249      3.5        122,334
     Allentown-Bethlehem-Easton, PA                         714,126     20.8        148,324
     Ft. Wayne, IN                                          437,208     25.0        109,302
     Virginia RSA 10                                        233,327     33.0         76,998
     Cincinnati-Dayton-Columbus, OH                       3,680,472      1.2         44,166
     Illinois RSA 3**                                       203,087     18.1         36,835
     Illinois RSA 2B2                                        81,146     40.0         32,458
     Texas RSA 7B1                                          126,305     25.0         31,576
     Texas RSA 11B2**                                       107,932     28.0         30,221
     Indiana RSA 3                                          146,081     20.0         29,216
     Pennsylvania RSA 4B2                                    68,489     50.0         34,245
     Reading, PA                                            351,468     15.9         55,708
     St. Joseph, MO                                          98,084     20.0         19,617
     Florida RSA 9**                                         40,388     49.0         19,790
     Pennsylvania RSA 3B2                                    59,328     61.5         36,505
     Missouri RSA 4                                          69,073     12.5          8,634
     Iowa RSA 16                                            104,124      8.3          8,674
     Iowa RSA 5***                                          108,984      7.1          7,781
     Austin, TX                                             940,500      0.8          7,712
     Missouri RSA 9B1                                        34,669     19.6          6,795
     Missouri RSA 1                                          42,617     14.3          6,086
     Iowa RSA 14                                            107,028      5.6          5,951
     Iowa RSA 15                                             83,766      6.7          5,587
     Iowa RSA 1                                              62,300      3.9          2,430
     Iowa RSA 8                                              54,521      2.3          1,253
     Pennsylvania 5**                                        82,527     40.0         33,011
     Hartford/New Britain/Bristol, CT.                    1,112,760      0.1          1,652
     Bridgeport/Stamford/Norwalk, CT                        830,330      0.1          1,233
     New Haven/West Haven, CT                               791,830      0.1          1,176
     Springfield/Chicopee/Holyoke, MA                       591,653      0.1            879
     New London/Norwich, CT                                 248,221      0.1            369
     Connecticut #1                                         180,107      0.1            267
     Connecticut #2                                         104,079      0.1            155
     Massachusetts #1                                        70,685      0.1            105
                                                         ----------              ----------
     Total Non-Controlled Markets                        50,322,815               4,662,435
                                                         ----------              ----------
     Total Company Markets                               74,545,107              26,077,975
                                                         ==========              ==========
--------------------

  *  All non-controlled markets are wireline systems.

 ** Represents non-controlled markets that are managed by the Company on a day-to-day basis.

***  The Company manages the Jones County, IA portion of the market only.

Business Strategy

     The Company intends to maintain its strong revenue growth and improvement in operating margins by continuing to add customers and increase minutes of use per customer. The Company believes that its primary growth will be internally generated through the implementation of its operating strategies as described below. In addition, a key part of the Company's growth strategy is to pursue favorable opportunities to expand its regional market clusters or develop new strategic market clusters through acquisitions, trades or alliances with other cellular carriers. The principal components of the Company's strategy to achieve these objectives are as follows:

         exceptional localized customer service provided by highly motivated, experienced and trained customer relations personnel who are focused on satisfying customer needs to build loyalty, improve customer retention and increase usage;

         aggressive distribution management to provide effective and extensive marketing of products and services through dealers, Company retail stores, Company retail kiosks and a direct sales force targeted at high volume users;

         integration of multiple telecommunications services such as cellular, residential long distance and paging into a single product offering, including one bill, to improve customer retention and to increase sales and usage of all services offered by the Company;

         continuous network improvement to meet customer expectations and to provide minutes of use at lower costs through deployment of CDMA digital service;

         clustering of markets to provide broad areas of uninterrupted service combined with simplified calling and pricing patterns and operating efficiencies through economies of scale; and

         targeted product and service deployment and pricing strategies to introduce new features and network solutions to stimulate increased usage, augment revenue per customer, and improve customer satisfaction and retention.

     The Company believes that the strategies employed to meet existing competition will also be effective in competing against new service providers. Companies with PCS licenses currently offer their products and services in markets that represent about 50% of the Company's total POPs. The Company has prepared for this competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. In addition, the Company intends to further capitalize on its incumbent position as a leading wireless provider in its markets by increasing revenues through customer acquisition, selling into its existing customer base based on segmentation data, further improving localized customer service and enhancing its financial performance by continuing to improve operating margins.

Recent Acquisitions

     During the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Richmond, Virginia, and Orlando, Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company assuming management responsibilities of the cellular operations in Richmond. In connection with this transaction, the Company contributed $80 million to the resulting partnership. Also in 1997, the Company acquired minority interests in 15 of its controlled markets, which increased its ownership interest to 100% in 10 of those markets.

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

     The Company believes its quality and reliability, as well as its broad network coverage, result from an integrated process of network planning, aggressive cell site construction and rigorous system maintenance. The Company had over 1,600 cell sites in service as of December 31, 1997 and approximately 400 of the Company's employees are engaged in engineering or network maintenance. In addition, to ensure reliable network performance, the Company monitors each cellular market's network twenty-four hours a day from its Chicago network operations center. The Company will continue to stress high quality portable telephone coverage and the integrity of data transmissions.

     The Company was the first cellular carrier to employ Narrowband Advanced Mobile Phone Service ("N-AMPS"). This enhanced analog technology, first offered in the Company's Las Vegas market, provides a three-fold capacity increase over conventional analog technology. N-AMPS technology has since been deployed in ten additional high- traffic markets, serving as an intermediate step to the implementation of digital technology. The Company has sold N-AMPS capable telephones in all of its markets since 1991 in anticipation of the deployment of N-AMPS technology, allowing the migration to N-AMPS to be indiscernible to customers.

     The Company believes that its networks have sufficient capacity to handle the Company's customer growth rate in the near term. In the future, the Company intends to meet any capacity requirements through frequency planning, network optimization and the deployment of additional network infrastructure. The Company plans to accelerate its transition to digital technology on a market-by-market basis to provide more minutes of use to customers at a lower cost per minute.

     In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology in Las Vegas, Nevada. The introduction of CDMA in Las Vegas followed a six-month trial that began in early 1996. The Company currently believes that CDMA technology will offer a 6 to 10 fold call-carrying capacity increase over conventional analog technology. CDMA provides minutes of use at a lower cost than analog technology, improves call quality, permits longer battery life and improves customer call privacy. In 1997, the Company initiated installation of digital technology in its greater Raleigh, North Carolina, service area. The Company expects to begin commercially offering digital service to its customers in Raleigh in the second quarter of 1998. The Company also plans to initiate installation of digital technology in five additional markets in 1998. By the year 2000, the Company expects to offer digital service in markets that represent more than 80% of its total POPs.

     The Company is also migrating its networks to an Advanced Intelligent Network architecture. This technology will enable enhanced personal mobility and service flexibility for customers. The Company supports the movement toward industry standards and interoperability between network elements based on ANSI 41, the standard for inter-system operations. The Company has deployed two Home Location Registers in its systems to allow for the deployment of advanced features for customers. In addition, the Company is upgrading the technology in many of its switches for Signaling System 7 ISDN User Part signaling. This signaling technology will allow for out-of-band signaling and improved trunking efficiencies. This signaling technology will also allow the Company to offer additional features and services such as Caller Line ID.

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

     The Company utilizes multiple methods of distribution in each of its markets, and regularly seeks out new distribution channels. The development of multiple distribution channels in each of its markets enables the Company to provide effective and extensive marketing of products and services and to reduce its reliance on any single distribution source. Traditional distribution sources like dealers and direct sales representatives continue to be important factors in achieving the Company's growth objectives. The table below shows the Company's distribution channels as of December 31, 1997.

                      Distribution Channel                              Number
                      --------------------                              ------
                      Dealer Locations                                  1,562
                      Company Retail Stores                               147
                      Company Retail Kiosks                               306
                      Direct Sales Representatives                        280

     The Company continues to expand and develop its retail stores channel. Dealer and direct sales channels remain important components of the Company's growth strategy, with the primary objective for all channels being to produce the best combination of lower customer acquisition costs and higher retention rates.

     Retail Sales. The Company currently conducts its retail operations through over 140 Company retail locations. Stand-alone stores are strategically located in smaller local and neighborhood retail centers as well as in large shopping malls to capitalize on favorable demographics and retail traffic patterns. The Company's retail focus helps accomplish three key goals: the highly visible retail stores attract new customers from the consumer market segment; new customers receive training from dedicated cellular sales representatives, which reinforces customer retention and provides opportunities to improve average revenue per customer; and the incremental cost of obtaining a customer through a Company retail store is the lowest of any distribution channel.

     The Company focuses its full service, stand-alone retail efforts on sophisticated design and merchandising techniques to simplify the selling process for potential customers. Customers who enter one of the Company's retail stores are drawn to one of several "lifestyle zones" which display carefully selected combinations of cellular telephones, accessories, custom calling features and rate plans. Each "lifestyle zone" is tailored to attract potential customers from specific market segments. After selecting a phone and service plan, new customers receive extensive assistance on the use of a cellular phone and on the Company's various services. Many retail locations provide vehicle installation services and while-you-wait cellular telephone troubleshooting and repair.

     The Company also partners with large national retail stores to sell cellular service directly through Company kiosks. The Company stations retail sales representatives at kiosks in larger retailers like Wal-Mart to take advantage of high traffic generated by the retailers, to reduce the cost of the sale, and to ensure proper training and increase the retention rate of new customers. Existing customers can purchase cellular telephone accessories, pay bills or inquire about the Company's services and features while in retail stores or at kiosks.

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

     Direct Sales. The Company's direct sales force, comprised of nearly 300 employees, focuses its efforts on business customers with high phone usage and multiple lines of service. This channel produces the lowest churn and highest revenue per customer compared with any other distribution channel.

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

     TeleCare. TeleCare is used to make targeted contact with customers that are designed to improve customer retention levels by anticipating questions and problems before they arise. An example of a typical TeleCare call would be to recommend a more cost-effective, and potentially usage-stimulating, rate plan. New and existing customers are contacted regularly by regional TeleCare teams to measure overall customer satisfaction with the Company's products and services. In the past the Company has used these calls to offer additional products and services to the customer. This marketing opportunity may, in some circumstances, be restricted by the FCC's recently released order concerning Customer Proprietary Network Information.

Customer Service

     Maintaining low churn rates is a primary goal of the Company, particularly as new competitors enter the marketplace. Lower churn contributes directly to acquisition cost savings, since fewer new customers are needed to meet growth targets. The Company experienced an average monthly churn rate of 1.88% and 1.86% for the year ended December 31, 1997 and 1996, respectively. The Company attributes its success in this area to its customer support proficiency.

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

     Five twenty-four hour call centers have been established to handle customer service after business hours and on weekends. The Company offers twenty-four hour, seven day a week customer service to all of its customers via abbreviated dialing from customers cellular telephones free of charge, or through a conventional toll-free number. Airtime and toll-free numbers have been established to allow customers to call emergency services or roadside assistance.

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

Pricing

     The Company seeks to stimulate additional usage, increase penetration and improve retention rates through creative pricing strategies. The Company creates local and expanded service territories designed to meet customer needs. These range from low-cost, local areas to expanded roaming regions. In February 1997, the Company simplified its cellular roaming rates by offering simple per-minute rates based on a particular customer's home zone, regional zone or national zone. The Company also simplified its cellular long distance pricing by offering a single per- minute rate for all long distance cellular calls.

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

     The Company has entered into roaming agreements with other domestic cellular companies to allow its customers to use cellular service nearly everywhere in the United States. This system increases the utility of the Company's product to its customers so that, with few exceptions, customers can call from anywhere in the United States, to anywhere in the United States. Although roaming rates are declining, roaming usage is expected to increase. Consistent with industry trends, the Company has begun to make its roaming rates more affordable which is expected to increase roaming and usage.

     The Company has established regional network and roaming alliances with neighboring cellular carriers which permit the expansion of the customers' home footprint. Marketed under SuperNet and other brands, these wide area networks offer reduced roaming rates, seamless hand-off from the Company's network to a neighboring cellular network and automatic delivery of inbound calls to the neighboring market. The Company has also established roaming agreements with certain PCS carriers to allow their customers to roam on the Company's network.

     The Company offers competitive residential long distance and paging rates in all of its markets.

Product and Service Deployment

     The Company continues to introduce new telecommunications products, features and services to increase the value of the basic cellular voice product to the customer and to enhance revenues. Through the deployment of N-AMPS technology, the Company is able to offer many new products designed to give customers enhanced call management capability and stimulate usage. For example, VoiceMail Alert notifies customers of incoming voicemail messages while features like voice-activated dialing and Caller Line ID further enhance the basic cellular offering. During the third quarter of 1997, the Company introduced a new service offering called the Bundled Value Pack whereby customers may choose a combination of cellular and long distance, cellular and paging or all three services and receive the selected services all on one bill.

Integration of Multiple Telecommunications Services

     In 1996, the Company began reselling residential long distance and paging services in the states in which the Company provides wireless service, using its existing distribution channels and brand name. The Company markets its cellular, residential long distance and paging services as an integrated communications solution on a single bill.

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

     All employees are rewarded for performance in key areas of the business. The objectives which determine the executive management team's compensation are shared by the entire organization, and every employee receives incentive pay in some form. Those employees who do not earn sales commissions are eligible for an annual incentive payment based on a combination of personal achievement and performance measured by key objectives at the appropriate operating level (e.g., local markets, regions or total company). In 1997, these objectives included increasing service revenues, net customers and cash flow, and decreasing customer churn.

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

     Network capacity can also be enhanced through the development of newer network technologies like N-AMPS analog technology (which triples call carrying capacity over conventional analog technology) and CDMA digital technology (which increases call carrying capacity over conventional analog technology by an estimated factor of 6 to 10), which in each case allow cellular carriers to add customers without degrading service quality. Digital technology offers advantages, including larger system capacity, and lower incremental costs for additional customers. The Company anticipates that markets representing more than 80% of its total POPs will be covered by digital service by the year 2000.

     The Company believes that its networks have sufficient capacity to handle the Company's customer growth rate in the near term. In the future, the Company intends to meet any capacity requirements through frequency planning, network optimization and the deployment of network infrastructure. The Company plans to accelerate its transition to digital technology on a market-by-market basis. See "Business-Governmental Regulation-State, Local and Other Regulation" for a discussion on those governmental regulations which may restrict the Company's ability to install additional cell sites.

Competition

     Cellular carriers currently compete primarily against the other facilities-based cellular carrier in each MSA and RSA market, and PCS in certain markets. Companies with PCS licenses offer their products and services in markets that represent about 50% of the Company's total POPs. PCS services generally consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital technology. PCS operates in the 1850 to 1900 MHz band. The Company also faces competition from ESMR systems and resellers. ESMR is a wireless communications service supplied by converting analog SMR services into an integrated, digital transmission system.

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

     Existing and new users of cellular systems may also find their communications needs satisfied by other current and developing technologies, such as PCS. Licensing areas for broadband PCS have been divided into 51 MTAs and 493 smaller Basic Trading Areas ("BTAs") based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide. There could be a minimum of three and a maximum of six broadband PCS providers in any given area. Of the six available PCS licenses, three provide authority to utilize 30 MHz of PCS spectrum, one on a BTA basis, and the remaining three 10 MHz, all on a BTA basis.

     The FCC has allocated a total of 2,071 broadband licenses by auction, according to rules that, among other things, prohibit a commercial mobile radio services ("CMRS") licensee from having an attributable interest in more than 45 MHz of licensed broadband PCS, cellular and SMR spectrum (regulated as CMRS) with significant overlap in any geographic area. Significant overlap is defined as covering at least 10 percent of the population of the PCS licensed service area. Thus, given the 25 MHz of spectrum afforded cellular carriers under the cellular rules, cellular carriers could acquire up to 20 MHz of PCS spectrum within their cellular markets (assuming that they had no other CMRS interests in that geographic area).

     The Company has prepared for this competitive environment by enhancing its networks, expanding its service territory and offering new features, products and services to its customers. In addition, the Company intends to further capitalize on its position as an incumbent provider in the cellular field with a high quality network and extensive footprint that is not capacity constrained, strong distribution channels, superior customer service capabilities and an experienced management team. Because the Company operates in medium to small markets, PCS licensees are unlikely to offer comparable wireless service in many of the Company's territories in the near term because the extensive capital expenditures required to deploy the infrastructure for PCS are more readily justifiable from an economic standpoint in larger, more densely populated urban areas. The Company has established roaming agreements with certain PCS carriers to allow their customers to roam on the Company's network and is capable of providing bulk lines of service for resale to PCS licensees.

     Nationally, 25 PCS licensees have launched commercial service in markets representing 185 million total POPs, or approximately 73% of the U.S. population, according to industry statistics. PCS licensees competing with the Company, however, have launched commercial service in markets representing about 50% of the Company's total POPs. Although the rate of new PCS launches has slowed nationally and in the Company's markets since early 1997, the Company expects PCS licensees in its markets to improve their competitiveness over time. Many PCS licensees competing with the Company have access to more substantial capital resources than the Company. In addition, many of these companies, or their predecessors and affiliates, already operate large cellular telephone networks and thus bring significant wireless experience to this new marketplace.

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

     Cellular service providers must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities. The Company currently is taking steps to ensure full compliance with the FCC's recently announced but as yet unpublished rules regarding Customer Proprietary Network Information.

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

     In 1994, the Company filed for renewal of five expiring licenses which were originally granted by the FCC during 1985. All five licenses (Harrisburg, PA; Charleston, SC; Youngstown, OH; Greensboro, NC; and Toledo, OH) were approved without challenge. In September 1995, the Company filed for renewal of six expiring FCC licenses (Raleigh, NC; Las Vegas, NV; Norfolk, VA; Newport News, VA; Johnson City, TN; and Greenville, SC). All six licenses were approved without challenge. In September 1996, the Company filed for renewal of thirteen expiring FCC licenses (York, PA; Peoria, IL; Lancaster, PA; Southbend-Mishawaka, IN; Fayetteville, NC; Lima, OH; Killeen-Temple, TX; Tallahassee, FL; Elkhart-Goshen, IN; Anderson, SC; Sharon, PA; Dothan, AL; and Burlington, NC). All thirteen licenses were approved without challenge. In 1997, the Company filed for renewal of twenty expiring licenses (Altoona, PA; Cedar Rapids, IA; Charlottesville, VA; Danville, VA; Fort Walton Beach, FL; Hickory, NC;
Huntington-Ashland, WV/KY/OH; Jacksonville, NC; Johnstown, PA; Longview-Marshall, TX; Lynchburg, VA; Mansfield, OH; Panama City, FL; State College, PA; Steubenville-Weirton, OH/WV; Waco, TX; Waterloo-Cedar Falls, IA; Wheeling, WV/OH; Wilmington, NC; Tyler, TX.) All twenty licenses were approved without challenge. In its applications for renewal, the Company demonstrated not only its compliance with FCC regulations, but also its service in the public interest. The Company is confident that it will continue to meet all requirements necessary to secure renewal of its cellular licenses as they expire.

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

State, Local and Other Regulation

     Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service, which includes cellular telephone service. Notwithstanding such preemption, a state had until August 10, 1994 to petition the FCC for authority to continue regulating the rates for any commercial mobile service. Eight states filed petitions to continue their rate regulation authority: Arizona, California, Connecticut, Hawaii, Louisiana, New York, Ohio and Wyoming. In May 1995, the FCC denied all eight petitions and precluded those states from regulating the rates for commercial mobile service providers, including cellular operators. As a practical matter, the Company is free to establish rates and offer new products and service with a minimum of state regulatory requirements. A few of the Company's 15 states of operation still maintain nominal oversight jurisdiction, primarily focusing upon resolution of customer complaints. In such states (primarily Kentucky, Nevada and Ohio), the Company devotes resources as necessary to maintaining positive relationships with state utility commissions.

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

Employees

     At December 31, 1997 the Company had approximately 4,400 employees, including non-controlled Company markets that are managed by the Company, none of whom is represented by a labor organization. Management of the Company considers its relations with employees to be excellent.

Item 2.  Properties.

     The Company maintains its corporate headquarters in Chicago, Illinois. The Company currently leases approximately 208,000 square feet in this facility. For each cluster of markets served by the Company's operations, the Company maintains at least one sales or administrative office and a number of cell transmitter and antenna sites. Most facilities are leased and some are owned. As of December 31, 1997, the Company had approximately 140 leases for retail stores used as one of its distribution channels. The Company believes that its facilities are in good working condition, suitable for its current business and that additional facilities will be available for its foreseeable needs.

Item 3.  Legal Proceedings.

     In August 1995, four independent dealers filed a lawsuit in the Court of Common Pleas of Greenville County, South Carolina, alleging that the Company breached its dealer agreements with the plaintiffs and engaged in unfair trade practices. In particular, the plaintiffs alleged that the Company discontinued the practice of allowing the plaintiffs to sell cellular telephones out of the Company's inventory, and instead required the plaintiffs to maintain their own inventories and sold cellular telephones to the public at prices lower than the prices that the Company charged to the plaintiffs. On November 21, 1997, a jury awarded the plaintiffs $1.9 million in compensatory damages and $10 million in punitive damages. The Company has filed an appeal with the South Carolina Supreme Court seeking to reverse the decision. The Company believes that it acted in accordance with the dealer agreements and that the decision is wholly unwarranted by the facts. The Company does not believe that this proceeding will have a material adverse effect on the results of operations or financial position of the Company.

     In March 1996, a lawsuit was brought in the Chancery Court of Washington County, Jonesborough, Tennessee (the "Tennessee Action"), on behalf of all customers in the Company's Tennessee markets regarding customer notification of the Company's practice with respect to billing for fractional minutes of service. In April 1996, the original complaint was amended to enlarge the class of plaintiffs to include all customers in all of the Company's service areas. In late April 1996, the Tennessee Action was removed to the United States District Court for the Eastern District of Tennessee, Northern Division. The Company moved to dismiss the action and the plaintiff filed a motion to remand. On July 16, 1996, the Tennessee District Court granted the plaintiff's motion to remand and returned the case to the Chancery Court of Washington County. The Company's Motion to Dismiss is currently pending before the Chancery Court. The Company believes the lawsuit to be without merit.

     In May 1996, a lawsuit was brought in the Common Pleas Court of Erie County, Ohio (the "Ohio Action"), on behalf of all customers in all of the Company's service areas regarding notification of the Company's practice with respect to billing for fractional minutes of service. On June 25, 1996, the Ohio Action was removed to the United States District Court for the Northern District of Ohio, Western Division. Thereafter, the Company filed a Motion to Dismiss Or In The Alternative, Stay pending resolution of the Tennessee Action and the plaintiff filed a Motion to Remand. By Order dated December 17, 1996, the Ohio District Court granted plaintiff's motion to remand and the Ohio Action was returned to the Common Pleas Court. Plaintiff has recently commenced discovery by serving a document request and interrogatories. On January 17, 1997, the Company filed a Motion to Stay This Action And For A Protective Order seeking to stay the Ohio Action, including all discovery, pending resolution of the Tennessee Action. The basis for the Motion to Stay, which is currently pending before the Common Pleas Court, is the duplicity of the Ohio Action and the Tennessee Action. The Company believes the lawsuit to be without merit.

     In March 1998, a separate lawsuit similar to the August 1995 dealer lawsuit was brought in the Court of Common Pleas of Greenville County, South Carolina, by an independent dealer alleging that the Company breached its dealer agreement with the plaintiff and engaged in unfair trade practices by discontinuing the practice of allowing the plaintiff to sell cellular telephones out of the Company's inventory and by selling cellular telephones to the public at prices lower than the prices that the Company charged to the plaintiff. The Company believes the lawsuit to be without merit and intends to defend itself vigorously. The Company does not believe that this proceeding will have a material adverse effect on the results of operations or financial position of the Company.

     In March 1998, the Company and all of its current directors were named as defendants in a complaint filed in the Court of Chancery in the State of Delaware. The complaint was brought by a purported shareowner of the Company, individually and purportedly as a class action on behalf of all other shareowners of the Company. The complaint alleges breaches of fiduciary duty by the Company's directors in connection with the Merger and seeks to enjoin the consummation of the Merger and other unspecified damages. The defendants believe the complaint to be without merit and the Company does not believe that this proceeding will have a material adverse effect on the results of operations or financial position of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

Item 4a. Executive Officers of the Registrant.

     Set forth below is certain information concerning the executive officers of the Company. The executive officers' continued service is determined solely by the Company's Board of Directors.


       Name        Age                Position and Offices Held
------------------ ---  --------------------------------------------------------

Dennis E. Foster    57  President and Chief Executive Officer and Director
Kevin L. Beebe      39  Executive Vice President-Operations
Michael J. Small    40  Executive Vice President and Chief Financial Officer
Susan L. Amato      39  Senior Vice President-Marketing
Gary L. Burge       44  Senior Vice President-Engineering and Network Operations
Debra L. Ferrari    40  Senior Vice President-Human Resources
Kevin C. Gallagher  50  Senior Vice President, General Counsel and Secretary
Jeffery R. Gardner  38  Senior Vice President-Finance

     Mr. Foster was elected President of the Company in March 1993 and President and Chief Executive Officer of the Company in February 1996. He has served as a director of the Company since March 7, 1996. Mr. Foster had been President and Chief Operating Officer of the Cellular and Wireless Division of Sprint since March 1993, a position he resigned from effective with the spinoff, and prior to that he was Senior Vice President of the Local Telecommunications Division of Sprint beginning in May 1992. Prior to joining Sprint, he was President and Chief Operating Officer of GTE Mobilnet, a position he had held since June 1991. Mr. Foster had been Area Vice President and General Manager of GTE North since September 1989.

     Mr. Beebe was elected Executive Vice President-Operations of the Company on February 6, 1996. Prior to the spinoff, Mr. Beebe had been employed by Sprint or its subsidiaries for over 11 years, joining the Company in February 1994 as Vice President-Marketing and Administration. In April 1995, he became Vice President
- Operations. Prior to joining the Company and beginning in June 1991, he served with Sprint's United North Central as Director of Marketing. In November 1990, Mr. Beebe became Director of the Engineering and Operations Staff at United Telephone Systems-Southeast Group and became Director of Product Management Business Development in June 1988.

     Mr. Small was elected Executive Vice President and Chief Financial Officer of the Company effective December 1, 1995. Prior to that time he served as a member of the Office of the President of Lynch Corporation as well as President and Chief Executive Officer of Lynch Multimedia since January 1994. Prior to his positions with Lynch Corporation, he was employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 12 years. He joined the cellular organization in March 1991 as Executive Vice President- Administration and Engineering and prior to that served as Vice President of Investor Relations at Centel Corporation since September 1989.

     Ms. Amato was elected Senior Vice President-Marketing of the Company on July 14, 1997. She had served as Senior Vice President-Engineering and Network Operations of the Company since February 6, 1996. Prior to the spinoff, Ms. Amato had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 14 years. She joined the cellular organization in September 1990 as Regional Vice President of the Mid-Atlantic region and became Vice President-Wireless Business Development in February 1994 and Vice President-Engineering and Network Operations in February 1995.

     Mr. Burge was elected Senior Vice President-Engineering and Network Operations of the Company on July 14, 1997. He had served as Senior Vice President-Finance of the Company since February 6, 1996. Prior to the spinoff, Mr. Burge had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 14 years. He joined the cellular organization in November 1989 as Controller and became Vice President and Controller in April 1991 and Vice President - Finance and Administration in March 1995.

     Ms. Ferrari was elected Senior Vice President-Human Resources of the Company on November 1, 1997. She had served as Vice President - Human Resources of the Company since February 6, 1996. Prior to the spinoff, Ms. Ferrari had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for over 12 years. She joined the Company in September 1993 as Director of Human Resources. Prior to joining the Company and beginning in January 1987, she was with Centel Corporation as General Staff Manager of Compensation Planning.

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

     Mr. Gardner was elected Senior Vice President-Finance of the Company on July 14, 1997. He had served as President of the Mid-Atlantic region of the Company since February 1994. Prior to the spinoff, Mr. Gardner had been employed by Sprint or its subsidiaries and Centel Corporation, a predecessor corporation, or its subsidiaries for nearly 11 years. He joined the cellular organization in March 1988 as an Operations Accounting Manager, became Director of Accounting in November 1990, and General Manager of the Las Vegas market in November 1992.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The outstanding shares of the Company's Common Stock are listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange and trade under the symbol XO.

     Trading of the Common Stock commenced on the New York Stock Exchange on a when-issued basis on February 23, 1996, and commenced on a regular-way basis on March 7, 1996. Prior to the spinoff, the Company was an indirect, wholly owned subsidiary of Sprint and there was no trading market for the Common Stock. The following table sets forth the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape for each quarter in 1997 and 1996.


           1996       High     Low          1997          High      Low
    --------------  -------  -------    --------------  --------  --------
    First Quarter    27       21 1/2    First Quarter    24 3/8    16 7/8
    Second Quarter   25 1/8   22 1/8    Second Quarter   19 5/8    13 7/8
    Third Quarter    24 3/4   22        Third Quarter    22        16 5/8
    Fourth Quarter   25 7/8   22 1/4    Fourth Quarter   22 3/8    18 5/8

     On March 25, 1998, there were approximately 61,523 registered holders of the Common Stock.

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

     Once the Rights detach and become exercisable, unless subsequently redeemed, each Right then entitles its holder to purchase one one-hundredth of a share of the Company's Preferred Stock, First Series Junior Participating Preferred Stock (the "First Series Preferred Stock"), for an exercise price of $100.00, subject to certain adjustments. If the Company is involved in a merger or other business combination transaction after the Rights become exercisable, each Right will entitle its holder to purchase, for the Right's exercise price, a number of the acquiring or surviving company's shares of common stock having a market value equal to twice the exercise price. The Company will be entitled to redeem the Rights at $.01 per Right at any time until ten business days following a public announcement that a person or group of persons has acquired beneficial ownership of 15% or more of the outstanding shares of the Common Stock ("Acquiring Person"); provided, however, that a person who acquires beneficial ownership of 15% or more of the outstanding shares of the Common Stock solely as a result of repurchases by the Company of the Common Stock is not considered an Acquiring Person under the Rights Plan unless such person purchases or otherwise becomes the beneficial owner of an additional 1% of the then outstanding shares of the Common Stock. Following such an announcement, or, subject to certain exceptions, the acquisition of beneficial ownership of 15% or more of the outstanding shares of the Common Stock by the Acquiring Person or certain related persons, the Rights acquired by such person or persons shall be null and void. Prior to the date upon which the Rights detach, the terms of the Rights Plan may be amended by the Company's Board of Directors without the consent of the holders of the Rights. The Rights will expire in 2006, unless earlier redeemed by the Company.

     Effective March 16, 1998, the Company's Board of Directors amended the Rights Plan to (i) exclude from the definition of Acquiring Person, ALLTEL and its affiliates; provided that ALLTEL or any of its affiliates does not acquire beneficial ownership of 15% or more of the outstanding shares of the Common Stock other than pursuant to the Merger Agreement or the Stock Option Agreement and (ii) amend the expiration date of the Rights to the earlier of March 5, 2006 and the time immediately prior to the effective time of the Merger.

     The Rights Plan is not intended to deter all takeover bids for the Company. To the extent an acquirer is discouraged by the Rights Plan from acquiring an equity position in the Company, shareowners may be deprived from receiving a premium for their shares. The issuance of additional shares of the Common Stock prior to the time the Rights become exercisable will result in an increase in the number of Rights outstanding.

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

     The foregoing summary descriptions of the Rights and the Rights Plan do not purport to be complete and are qualified in their entirety by reference to the Rights Agreement dated as of March 5, 1996 between the Company and Chemical Bank, as Rights Agent, and the First Amendment to Rights Agreement dated as of March 16, 1998 to Rights Agreement dated as of March 5, 1996 between the Company and The Chase Manhattan Bank, as successor in interest to Chemical Bank, as Rights Agent, copies of which are incorporated by reference herein as Exhibits
4.4 and 4.9, respectively, to this Report.

Recent Sales of Unregistered Securities

     On March 16, 1998, the Company granted to ALLTEL the Option to purchase up to 19.9% of the number of shares of the Company's Common Stock issued and outstanding immediately prior to the grant of the Option (approximately 24,140,553 shares) at an exercise price of $33.90 per share (subject to adjustment in certain circumstances). The Option is exercisable by ALLTEL only in the event that ALLTEL becomes entitled to receive the Termination Fee under the Merger Agreement. Concurrently with any exercise of the Option, the Company has the option to repurchase from ALLTEL, at a price of $35.90 per share, any shares issued upon the exercise of the Option. See "Business-General-Merger Agreement with ALLTEL Corporation."

     In granting the Option, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance was based on, among other things, representations made by ALLTEL contained in the Stock Option Agreement, a copy of which is incorporated by reference herein as Exhibit 2.5 to this Report.

     On November 1, 1996, the Company issued to Independent Cellular Network Partners and certain of its affiliates (collectively, "ICNP"), 6,500,000 shares of the Company's Common Stock and $122 million in aggregate face principal amount of the Company's subordinated non-negotiable promissory notes as a portion of the purchase price paid in connection with the ICN Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Cash Flows-Investing Activities."

     In issuing such securities, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company's reliance was based on, among other things, representations made by ICNP contained in the Exchange and Merger Agreement, dated as of May 31, 1996, a copy of which is incorporated by reference herein as Exhibit 2.2 to this Report.

Item 6.  Selected Consolidated Financial Data


                                                        For The Year Ended and as of December 31,
                            ---------------------------------------------------------------------------------------------------
                               1997        1996 (1)        1995        1994        1993         1992        1991        1990
                            -----------   ----------   ----------- ----------- -----------  ----------- ----------- -----------
(in thousands,                                                                                          (Unaudited) (Unaudited)
Total operating revenues     $1,347,172   $1,095,872   $  834,415  $  626,475   $  410,480  $  280,119   $  213,515  $  161,915

Net income (loss)            $   81,495   $   59,519   $   (1,695) $  (19,757)  $  (51,484) $  (65,522)  $  (64,277) $  (74,961)

Earnings (loss) per share(2) $     0.67   $     0.50   $    (0.01) $    (0.17)  $    (0.45) $    (0.58)  $    (0.58) $    (0.68)

Total assets                 $2,941,924   $2,812,069   $1,973,246  $1,728,344   $1,505,221  $1,494,648   $1,390,245  $1,270,563

Long-term debt (3)           $1,825,347   $1,699,778   $1,517,729  $1,354,116   $1,246,822  $1,249,168   $1,109,796  $  969,544

-----------------

(1) On March 7, 1996, the spinoff from Sprint Corporation was consummated. Additionally, on November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies. See Notes to Consolidated Financial Statements for more information regarding these events.

(2) In 1995 and prior years, earnings (loss) per share has been calculated based upon the number of Sprint Corporation weighted average shares outstanding for each respective period, adjusted for a conversion ratio of one share of 360 common stock to three shares of Sprint common stock.

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

Results of Operations

Customer Growth Rate

     The Company's number of cellular customers increased to 2,583,000 in 1997 from 2,156,000 in 1996 and 1,502,000 in 1995, an increase of 19.8% and 43.6% in
1997 and 1996, respectively. In 1997 and 1996, the Company added 443,000 and 470,000 customers, respectively, through internal growth. In 1997, the Company divested 16,000 customers through the sale of one of its consolidated entities. In 1996, the Company added 185,000 customers through acquisitions. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 10.7% at December 31, 1997, compared with 8.9% at December 31, 1996. Annual penetration improvement from internal growth was 1.8% in 1997 and 2.1% in 1996. Customer churn, the average monthly rate of customers who discontinue service, was 1.88%, 1.86% and 1.81% for the years ended December 31, 1997, 1996 and 1995, respectively.

     Historically, the Company and the industry in general have experienced significant customer growth during the fourth quarter. The Company attained 30.0% and 35.7% of its annual internal customer growth in the 1997 and 1996 fourth quarters, respectively. Revenue benefits associated with significant fourth quarter customer growth, however, are not experienced until subsequent quarters. During the fourth quarter of each year, the Company experiences significant increases in expenses associated with the cost to acquire new cellular customers. This is a result of the significant customer growth, which causes a deterioration in fourth quarter operating margins. The Company believes that more typical operating margins are experienced in subsequent periods which reflect the revenue benefits of its significantly increased customer base.

Service Revenues

     Service revenues primarily consist of charges for airtime, access fees, roaming fees and other services. Service revenues increased in 1997 and 1996, principally from growth in the number of cellular customers. Expanded distribution, increased promotional activity, and improved consumer awareness of wireless communications are key factors contributing to the Company's customer growth. The industrywide trend toward lower negotiated roaming rates among carriers and generally lower revenue per customer have partially offset the revenue growth resulting from the Company's increased customer base. In addition, acquisitions completed in the first and fourth quarters of 1996 contributed to increases in service revenues of approximately $83.3 million in 1997 and $46.8 million in 1996.

     Consistent with the industry, the Company has achieved increased penetration in the consumer market fueled by declining cellular telephone equipment prices and increased promotional activities, an increased awareness of wireless communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month was $45.44 in 1997, $49.39 in 1996 and $53.01 in 1995. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. Also impacting the decline in average service revenue per customer per month was an increase in promotional activities in 1997. Promotional activities, which include free minutes and free access, increased to 4.0% of service revenues for the year ended December 31, 1997, from 2.2% of service revenues for the year ended December 31, 1996. The Company expects service revenue per average customer per month to continue to decline, at a slower rate, as penetration rates continue to increase.

     Roaming airtime minutes increased during 1997 and 1996 compared with the corresponding prior year, while roaming revenues as a percent of service revenues have declined. The Company expects roaming rates between carriers to continue to decline, which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime minutes to increase as reduced roaming rates between carriers ultimately are passed on to customers.

     Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets; generating additional revenue from the increasing availability of a variety of enhanced services and products; and acquiring additional cellular communications systems to further strengthen the Company's existing regional market clusters. The growth rate of new customers will decline as the Company's customer base grows. Revenue growth also will be impacted by the Company's long distance and paging businesses. The Company currently markets residential long distance and paging services in the states in which the Company provides wireless service.

Cost of Service

     Excluding the impact of roaming activities and expenses associated with the long distance business, cost of service as a percent of service revenues was 7.4% in 1997, 8.1% in 1996 and 8.6% in 1995. Economies of scale, the effects of renegotiated long distance contracts in 1996 and 1997 with Sprint Corporation ("Sprint"), and reduced interconnection rates paid to local telephone companies were key factors favorably impacting the declining trend in cost of service as a percent of service revenues. Long distance telecommunications and operator services are provided to the Company by Sprint based on terms and conditions of contracts governing such charges.

     Roaming margins associated with the Company's customers roaming into other carriers' markets declined in 1997 and 1996, resulting in an increase in cost of service as a percent of service revenues. The decline in margins is attributable to increased competitive pressures to reduce rates for such roaming traffic and an increase in unbillable fraudulent roaming activities during the first quarter of 1997. As part of a pricing simplification effort, the Company implemented new roaming rate plans in early 1997 that contributed to the reduction in roaming margins. The Company believes that the industrywide trend to reduce rates will continue, thus stimulating an increase in cellular telephone usage, resulting in an increase in roaming airtime. To the extent reduced retail rates stimulate increased usage, and the Company is able to negotiate reduced wholesale roaming rates with other carriers, the effects of discounted rates will be somewhat mitigated.

     Unauthorized usage of customer telephone numbers, commonly referred to in the industry as cloning fraud, resulted in unbillable fraudulent roaming activities that approximated 1.3%, 1.5% and 1.0% of service revenues in 1997, 1996 and 1995, respectively. In 1996, the increase in unbillable fraudulent roaming activities was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996. The Company responded quickly by implementing a combination of systems and technology to prevent and manage the problem. Unbillable fraudulent roaming activities for the three months ended December 31, 1997, were down to .25% of service revenues. The Company believes it will continue to be impacted by fraudulent roaming activities in the future and continues to proactively invest in new systems and technologies to mitigate the occurrence of cellular fraud.

Cost to Acquire New Customers

    Cost to acquire new customers represents sales, marketing and advertising costs and losses on equipment sales for each new cellular customer added. The cost to acquire a new cellular customer was $293, $302 and $280 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In 1997, advertising, promotional and other marketing expenses associated with the promotion of the Company's brand name decreased by $11.5 million from 1996. This decrease was a result of additional costs in 1996 associated with the introduction of the Company's new brand name. Also contributing to the decline in cost to acquire was a continued reduction in the wholesale prices for cellular phones and the transition of new customer sales from national dealers to Company-owned retail outlets.

     The cost to acquire a new cellular customer increased in 1996 compared with 1995 as a result of expenses associated with the new brand name.

     Advertising, promotional and other marketing expenses associated with the introduction and promotion of the Company's residential long distance business increased by $5.2 million in 1997 compared with 1996.

     To improve sales and reduce costs associated with acquiring new customers, the Company continues to focus on expanding its lower-cost distribution channels, including Company retail outlets and kiosks located in shopping malls. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, the Company has plans to increase its own retail distribution channels. The Company has experienced little change in churn levels, reflecting the Company's ability to manage the costs of maintaining and growing its customer base. The Company is unable to anticipate the impact of the cost to add new customers as savings associated with the transition to the use of internal sales channels level off, the growth rate of new customers declines and competition for local and national dealers intensifies.

Other Operations Expense

     Other operations expense as a percent of service revenues was 5.4% in 1997, 5.3% in 1996 and 5.1% in 1995. In 1997, maintenance salaries and wages increased over 1996 as a result of an increase in the number of associates. Switch and cell site maintenance expense increased in 1997 compared with the prior year as a result of an increase in the number of cell sites. These increases, along with the effects of an overall increase in the level of customer debt delinquencies nationwide, more than offset realized economies of scale in 1997, causing an increase in other operations expense as a percent of service revenues. Bad debt expense as a percent of service revenues increased to 2.5% in 1997 from 2.3% in 1996 and 2.1% in 1995. This trend is attributable to the Company's continued penetration into the consumer market, which is becoming a greater percent of the Company's customer base. In 1996, nonrecurring charges and an overall increase in the level of customer debt delinquencies offset realized economies of scale, accounting for the increase in other operations expense as a percent of service revenues. In 1996, the Company incurred approximately $700,000 for additional maintenance expense caused by two major hurricanes and $900,000 of increased expense for the testing of cell sites to ensure compliance with new environmental protection laws.

General, Administrative and Other Expenses

     General, administrative and other expenses as a percent of service revenues were 23.9% in 1997, 25.0% in 1996 and 27.2% in 1995. The decreases in 1997 and
1996 were due to economies of scale realized as a result of customer growth. In connection with the Company's spinoff from Sprint, the Company began to perform certain functions previously provided by Sprint. See "Spinoff" for further discussion. The undertaking of such functions did not have a significant impact on the Company's operating expenses. The Company anticipates an ongoing trend of decreased general, administrative and other expenses as a percent of service revenues.

Depreciation and Amortization

     Acquisitions of cellular communications systems generate intangible assets, such as Federal Communications Commission ("FCC") license costs and goodwill, which are amortized over 40 years. Amortization expense totaled $29.6 million, $22.8 million and $19.2 million in 1997, 1996 and 1995, respectively. The increase in amortization expense in 1997 compared with 1996 was the result of additional amortization expense incurred by the Company in connection with the acquisition of cellular properties during the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

     Depreciation expense totaled $155.1 million, $124 million and $95.5 million in 1997, 1996 and 1995, respectively. Depreciation as a percent of service revenues was 12.0%, 11.8% and 12.1% in 1997, 1996 and 1995, respectively. The increases in depreciation expense primarily were the result of increased capital investment in the Company's cellular network. In 1997, economies of scale were mitigated as a result of updating the network of cellular properties acquired during the fourth quarter of 1996, causing depreciation expense as a percent of service revenues to increase. The Company expects depreciation expense as a percent of service revenues to decline as economies of scale are realized as more customers are added to the existing network. The Company believes the service lives on its existing analog technology are appropriate.

     The Company continues to invest in analog and enhanced analog network infrastructure to support customer growth and maintain the quality of its service. The Company believes its networks have sufficient capacity to handle its expected customer growth rate in the near term. In the future, the Company intends to meet any capacity requirements through frequency planning, network optimization and the deployment of additional network infrastructure. The Company plans to accelerate its transition to digital technology on a market-by-market basis to provide more minutes of use to customers at a lower cost per minute. The Company believes this approach will stimulate usage, help mitigate declining service revenue per average customer per month, and increase service revenue growth going forward. In August 1996, the Company began offering Code Division Multiple Access ("CDMA") digital technology in Las Vegas, Nevada. In 1997, the Company initiated installation of digital technology in its greater Raleigh, North Carolina, service area. The Company expects to begin commercially offering digital service to its customers in Raleigh in the second quarter of 1998. The Company also plans to initiate installation of digital technology in five additional markets in 1998.

Interest Expense

     Interest expense increased in 1997 compared with 1996 because of an increase in borrowing levels. Interest expense decreased in 1996 compared with 1995 because of decreases in interest rates and reduced borrowing levels as a result of the recapitalization at the time of the Company's spinoff from Sprint. See "Liquidity and Capital Resources" for additional information regarding the Company's recapitalization. Prior to the spinoff, the Company borrowed from Sprint, primarily to fund construction costs and start-up losses, at interest rates based on prime plus 2.0% and a 30-day commercial paper rate. The average interest rate was 7.2% in 1997, 7.1% in 1996 and 8.9% in 1995. See Note 6 of
Notes to Consolidated Financial Statements for a discussion of the Company's current borrowings.

Minority Interests in Net Income of Consolidated Entities

     Minority interests in net income of consolidated entities represents other investors' interests in the operating results of cellular systems in which the Company has a controlling interest. The increases in 1997, 1996 and 1995 were due to improved operating results.

Equity in Net Income of Unconsolidated Entities

     Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased in 1997, 1996 and 1995 primarily as a result of increased income generated by minority cellular investments in markets that continue to mature. Income generated by minority cellular investments may not continue to grow at the pace experienced in prior years because of increased competition in the more highly populated urban markets and the Company's strategy of exchanging its minority cellular investments for increased ownership interests in its controlled markets or other markets in which it could obtain control.

     In addition, various lawsuits arising in the normal course of business are pending against the cellular system entities in which the Company does not have a controlling interest. Because the outcomes of such legal proceedings have not been determined, no provision for any liability that may result upon adjudication of such litigation has been made in the consolidated financial statements of the cellular system entity or the Company. In view of the uncertainty regarding such litigation, there can be no assurance that the outcome of these lawsuits will not have a material adverse effect on the Company's investment in these entities or in its equity in the net income of each entity.

Income Taxes

     The Company's income tax expense for 1997, 1996 and 1995 was $73.8 million, $57.8 million and $25.4 million, respectively. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding differences that caused the effective income tax rates to vary from the statutory federal income tax rates.

     As of December 31, 1997, the Company had recorded deferred income tax assets of $87.5 million, net of a $19.6 million valuation allowance. See Note 9 of Notes to Consolidated Financial Statements for information regarding the sources that gave rise to these assets. The Company has determined that it is more likely than not that these deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

Competition

     Cellular carriers compete primarily against the other facilities-based cellular carrier in each market. However, companies with Personal Communications Services ("PCS") licenses have begun to offer products and services in several of the Company's service areas. The Company has prepared for this competitive environment by enhancing its networks, expanding its service territory, offering new features, products and services to its customers and simplifying its pricing of services. During the third quarter of 1997, the Company introduced a new service offering called the Bundled Value Pack, whereby customers may choose a combination of cellular and long distance, cellular and paging, or all three services and receive the selected services all on one bill. The Company believes it will benefit from its position as an incumbent provider in the cellular industry with a high quality network, extensive geographic footprint that is not capacity constrained, strong distribution channels, superior customer service and an experienced management team. However, there can be no assurance that these measures will completely mitigate the pressures associated with the expected increase in the level of competition.

Spinoff

     On July 26, 1995, Sprint announced that its Board of Directors decided to pursue a tax-free spinoff of the Company to Sprint shareholders ("spinoff"). In the FCC auction of wireless PCS licenses, Sprint Spectrum LP won the rights to several markets that overlap service territories operated by the Company. Under FCC rules, Sprint was required to divest or reduce its cellular holdings in certain markets to clear conflicts with the PCS licenses awarded to Sprint Spectrum LP. For these reasons, Sprint and its Board of Directors decided to pursue a spinoff of the cellular operations of Sprint. On March 7, 1996, the spinoff was consummated.

Liquidity and Capital Resources

     In conjunction with the spinoff from Sprint, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt, net of receivables from affiliates, was contributed to the Company by Sprint as additional paid-in capital. Funding for the repayment was derived from the proceeds of $900 million of Senior Notes issued under an indenture ("1996 Indenture") and approximately $500 million of initial borrowings under the Credit Facility ("Credit Facility"). In addition, a recapitalization of the Company's common stock was effected pursuant to which the Company split the 10 shares of issued and outstanding common stock into 116,733,983 new shares of common stock to allow for the pro rata distribution of such stock to the common shareholders of Sprint. This distribution was effected as a tax-free dividend.

     In 1997, the Company filed a shelf registration with the Securities and Exchange Commission, providing for the issuance, from time to time, of up to $500 million in aggregate initial offering price of the Company's unsecured debt securities and/or warrants to purchase debt securities ("Debt Securities"). The net proceeds to be received by the Company from the sales of Debt Securities will be available for general corporate purposes and may be used for the repayment of short-term debt and borrowings under the Credit Facility and for the funding of future acquisitions, capital expenditures and working capital requirements.

     In the first quarter of 1997, the Company issued $200 million in aggregate principal amount of its 7.6% Senior Notes due 2009 under an indenture ("Indenture"). The net proceeds received by the Company from the sale of these Debt Securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

     The Credit Facility has general and financial covenants that place certain restrictions on the Company. Prior to the ICN Acquisition, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and the increase in the Company's borrowing capacity from $800 million to $1 billion. See "Cash Flows - Investing Activities" for information regarding the ICN Acquisition. On December 5, 1997, the Company entered into a second amended and restated Credit Facility which relaxed the restrictions on certain covenants, while extending the term of the Credit Facility to December 5, 2002. The Company is limited with respect to: the making of payments (dividends and distributions); the incurrence of certain liens; the sale of assets under certain circumstances; entering into or otherwise permitting any subsidiary distribution restrictions; certain transactions with affiliates; certain consolidations, mergers and transfers; and the use of loan proceeds. In addition, the Credit Facility may limit the aggregate amount of additional borrowings that can be incurred by the Company. At December 31, 1997, the Company had $600 million of borrowings outstanding under the Credit Facility and additional borrowing capacity of $308 million under the terms of the Credit Facility.

     The 1996 Indenture has general and financial covenants similar to the Credit Facility. However, these covenants, except for the limitation on liens, have been suspended while the Company's public debt is rated investment grade (BBB-) by Standard & Poor's and Duff & Phelps.

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

Cash Flows - Operating Activities

     Operating cash flow increases in 1997 and 1996 reflect improved operating results. During 1996, operating cash flows were impacted by additional advertising and promotional and other marketing expenses associated with the introduction and promotion of the Company's new brand name. Although future cash flows will continue to be impacted by costs associated with the promotion of the Company's new brand name, the Company expects cash flows generated by operating activities to continue to increase.

Cash Flows - Investing Activities

     Capital expenditures were $281.3 million, $300.1 million and $323.7 million in 1997, 1996 and 1995, respectively. The decrease in capital expenditures in 1997 and 1996, compared with the corresponding prior year, was a result of the Company's maturing cellular network. Other factors contributing to the decrease in capital expenditures in 1997 were the efficiencies created through network design and implementation, improved pricing and concessions from vendors and the postponement of the construction of certain cell sites until 1998 because of local community zoning issues. In previous years, the Company concentrated on satisfying the FCC's requirements for the build out of cellular systems relating to the expansion of the geographic footprint or coverage area of Company-held licenses, in addition to capital investment to support customer growth. With the geographic areas of its licensed markets essentially covered, the Company currently focuses on capital investment to support customer growth and on improving customer call quality. In 1997, the Company initiated installation of CDMA digital technology in the greater Raleigh, North Carolina, service area. The Company expects to begin commercially offering digital service to its customers in Raleigh in the second quarter of 1998. The Company also plans to initiate installation of digital technology in five additional markets in 1998.

     On November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies (the "ICN Acquisition") which own and operate cellular licenses and related systems in Kentucky, Ohio, Pennsylvania and West Virginia, providing cellular service to approximately 140,000 customers in 20 markets, representing an estimated 3.3 million potential customers. The purchase price was approximately $519 million, comprising 6,500,000 shares of the Company's common stock, $122 million in aggregate principal amount of the Company's subordinated promissory notes and the Company's assumption of $240 million in senior debt, which was immediately refinanced with borrowings under the Credit Facility. The remaining portion of the purchase price was paid in cash. To achieve cellular system compatibility and standard customer functionality, it was necessary for the Company to replace the acquired cell site equipment and switches. The Company began replacing equipment in 1996 and completed the switch-out in 1997.

     On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. To the extent feasible, the Company intends to continue pursuing opportunities to exchange some or all of its minority investments in cellular communications systems for increased ownership interests in its controlled markets or for ownership interests in new markets in which it could obtain control. See Note 3 of Notes to Consolidated Financial Statements for a discussion of acquisitions and divestitures.

Cash Flows - Financing Activities

     In 1995, cash provided by financing activities principally reflected borrowings from Sprint. Following the spinoff, capital to meet funding requirements was no longer available from Sprint. In conjunction with the spinoff, the Company repaid $1.4 billion of intercompany debt to Sprint. The remaining intercompany debt was contributed to the Company by Sprint as additional paid-in capital. Funding for the repayment was derived from proceeds of the Company's Senior Notes issued under the 1996 Indenture and initial borrowings under the Credit Facility. In conjunction with the ICN Acquisition, the Company issued $122 million in aggregate principal amount of the Company's subordinated promissory notes and assumed $240 million of senior debt which was immediately refinanced under the Credit Facility. The subordinated promissory notes have general and financial covenants that have been suspended while the Company's public debt is rated investment grade (BBB-) by Standard & Poor's and Duff & Phelps.

     In 1996, the Company repurchased shares of its common stock on the open market for purposes of distributing shares under the Sprint Employees Stock Purchase Plan, which terminated on June 30, 1996, and issuing common stock in conjunction with stock option exercises. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Sprint Employees Stock Purchase Plan.

     In 1997, the Company's Board of Directors authorized the repurchase of up to 3 million shares of the Company's common stock through May 1, 1998. The shares may be purchased from time to time on the open market at prevailing prices, subject to market conditions. As of December 31, 1997, the Company had purchased approximately 2.1 million shares of the Company's common stock at an average price of $17 per share. The purchase of treasury shares did not have a significant effect on the Company's earnings per share calculation.

     As part of its cash management program, the Company also incurs short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $100 million under certain debt covenants.

Liquidity

     In August 1995, four independent dealers filed a lawsuit in the Court of Common Pleas of Greenville County, South Carolina, alleging that the Company breached its dealer agreements with the plaintiffs and engaged in unfair trade practices. In particular, the plaintiffs alleged that the Company discontinued the practice of allowing the plaintiffs to sell cellular telephones out of the Company's inventory, and instead required the plaintiffs to maintain their own inventories and sold cellular telephones to the public at prices lower than the prices that the Company charged to the plaintiffs. On November 21, 1997, a jury awarded the plaintiffs $1.9 million in compensatory damages and $10 million in punitive damages. The Company has filed an appeal with the South Carolina Supreme Court seeking to reverse the decision. The Company believes that it acted in accordance with the dealer agreements and that the decision is wholly unwarranted by the facts.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

Capital Requirements

     Substantial capital is required to expand and operate the Company's existing cellular systems and to acquire interests in additional cellular systems. The Company has increased borrowings to the extent its existing cash needs have not been met through existing cash resources and cash flows from operations. Prior to the spinoff, the Company met its funding requirements through borrowings from Sprint. Subsequent to the spinoff, existing cash resources, internally generated funds and borrowings have been used to meet the Company's capital requirements.

     The Company expects to make capital expenditures, excluding acquisitions, of approximately $270 million in 1998. The Company expects cash flows from operations to substantially fund its capital expenditure program. In addition, the Company can utilize existing cash resources, borrowings under the Credit Facility and the issuance of Debt Securities to meet these funding requirements. These expenditures will be made to expand and enhance existing cellular systems and to deploy digital technology.

     The Company expects that it may need to raise additional funds to finance acquisition activities. Such acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an interest. An agreement that was designed to preserve the tax-free status of the Company's spinoff from Sprint, and which imposed certain limitations associated with equity transactions, expired on March 7, 1998. Accordingly, the Company is no longer restricted as to the aggregate amount of additional common stock that it can issue.

     The Company believes it will have the needed access to the capital markets on suitable terms and that, together with borrowings under the Credit Facility, the issuance of Debt Securities and net cash provided by operations, it will have sufficient capital to meet its projected funding requirements for operations in 1998 and thereafter. The Company currently does not intend to seek funding from other sources during 1998. There can be no assurance that access to the capital markets can be obtained in amounts and on terms adequate to meet its objectives or that the borrowings or net cash from operations will be adequate to meet the Company's projected funding requirements.

General Hedging Policies

     The Company utilizes certain derivative financial instruments to manage exposure to interest rate risk, but not for trading purposes. During 1997 and 1996, the use of such instruments was limited to interest rate swap agreements. The Company does not take speculative positions or create an exposure in an effort to benefit from market fluctuations. As of December 31, 1997 and 1996, any potential loss or exposure related to interest rate swap agreements was not material to overall operations, financial condition and liquidity.

     The Company's earnings are affected by changes in interest rates as a result of its variable rate Credit Facility borrowings. However, as a result of the purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates for those borrowings average 2.0% more in 1998 than in 1997, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $8 million. Comparatively, if market interest rates for its Credit Facility borrowings averaged 2.0% more in 1997 than in 1996, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before taxes would decrease by $11.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure. See Note 6 of Notes to Consolidated Financial Statements for more information related to borrowings and interest rate swap agreements.

Dividend Policy

     The Company currently does not anticipate paying cash dividends on its common stock in the foreseeable future.

Impact of Year 2000

     The "Year 2000 Issue" is the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

     Based on a recent assessment, the Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or not made in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products and services it provides.

     The Company anticipates completing the Year 2000 project no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company has not incurred incremental costs to date and believes the total cost of the year 2000 project will not have a material effect on its results of operations.

Impact of Recently Issued Accounting Standards

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was issued. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998 and does not believe the effect of adoption will be material.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement requires companies to report financial and descriptive information about their reportable operating segments. Generally, companies are required to report financial information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 for financial statements as of and for the year ended December 31, 1998, and does not believe the effect of adoption will be material.

Recent Developments

     On January 13, 1998, the Company issued $100 million in aggregate principal amount of its 6.65% Senior Notes due 2008. The net proceeds received by the Company from the sale of these Debt Securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

     On February 27, 1998, the divestiture of the Company's 27.9% interest in the Omaha, Nebraska, cellular market was completed through the sale of its interest in the Omaha Cellular General Partnership. This divestiture was initiated by the managing partner's exercise of an option to acquire the Company's interest pursuant to a preexisting agreement. Also on February 27, 1998, the Company acquired a minority interest in one of its controlled markets.

     On March 16, 1998, the Company entered into an Agreement and Plan of Merger with ALLTEL Corporation ("ALLTEL") and Pinnacle Merger Sub, Inc., a wholly owned subsidiary of ALLTEL, pursuant to which each outstanding share of the Company's common stock will be converted into .74 shares of ALLTEL common stock, par value $1.00 per share. The transaction will be accounted for as a pooling of interests. Upon consummation of the merger, the Company will become a wholly owned subsidiary of ALLTEL. Consummation of the merger is subject to certain conditions, including the approval by the respective shareowners of the Company and ALLTEL and the receipt of required regulatory approvals. Pending the receipt of such approvals, the Company expects to complete the merger in the third quarter of 1998.

Forward-Looking Statements

     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; a significant delay in the expected closing of the proposed merger between the Company and ALLTEL Corporation; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the heading "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108), which section is hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof, and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareowners
360 Communications Company


We have audited the accompanying consolidated balance sheets of 360 Communications Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of GTE Mobilnet of South Texas Limited Partnership, New York SMSA Limited Partnership, Orlando SMSA Limited Partnership and Chicago MSA Limited Partnership, equity investees of the Company, for which the Company's investment in these partnerships is $191,275,000 and $121,654,000 at December 31, 1997 and 1996, respectively, and the Company's equity in the net income of these partnerships is $48,344,000, $39,644,000 and $32,753,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to data included for such partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 360 Communications Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
March 6, 1998

                REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS





To GTE Mobilnet of South Texas Limited Partnership:

We have audited the accompanying balance sheets of the GTE Mobilnet of South Texas Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE Mobilnet of South Texas Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 13, 1998

                 REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of the
Chicago SMSA Limited Partnership:

We have audited the balance sheets of the CHICAGO SMSA LIMITED PARTNERSHIP (an Illinois partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended; such financial statements are not included separately herein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Chicago SMSA Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
January 16, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of the New York SMSA Limited Partnership


We have audited the accompanying balance sheets of the New York SMSA Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the New York SMSA Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                        Coopers & Lybrand L.L.P.


New York, New York
February 13, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of the Orlando SMSA Limited Partnership


We have audited the accompanying consolidated balance sheet of the Orlando SMSA Limited Partnership as of December 31, 1997, and the related consolidated statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Orlando SMSA Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                        Coopers & Lybrand L.L.P.

Atlanta, Georgia
March 6, 1998

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,
                                                     ---------------------------
                     ASSETS                              1997           1996
                     ------                          ------------   ------------

Current Assets
Cash and cash equivalents                            $     3,471    $     2,554
Accounts receivable, less allowances
  of  $6,602 and $5,730,  respectively                   100,472        102,483
Other receivables                                         26,981         27,090
Unbilled revenue                                          35,618         35,712
Inventory                                                 34,354         35,908
Deferred income taxes                                     15,220          8,462
Prepaid expenses and other                                14,051         16,634
                                                     ------------   ------------
    Total current assets                                 230,167        228,843
                                                     ------------   ------------

Property, plant and equipment                          1,750,097      1,499,407
Less: accumulated depreciation                           561,140        415,981
                                                     ------------   ------------
Property, plant and equipment, net                     1,188,957      1,083,426
                                                     ------------   ------------

Investments in unconsolidated entities                   459,669        349,231
Intangibles, net                                       1,045,007      1,136,587
Other assets                                              18,124         13,982
                                                     ------------   ------------
    Total assets                                     $ 2,941,924    $ 2,812,069
                                                     ============   ============

        LIABILITIES AND SHAREOWNERS' EQUITY
        -----------------------------------

Current Liabilities
Trade accounts and other payables                    $   241,127    $   227,654
Short-term borrowings                                     18,150         43,750
Advance billings                                          31,779         28,314
Accrued taxes                                             17,846         17,951
Accrued agent commissions                                 11,923         12,089
Other                                                     46,386         21,090
                                                     ------------   ------------
    Total current liabilities                            367,211        350,848
                                                     ------------   ------------

Long-term debt                                         1,825,347      1,699,778
                                                     ------------   ------------

Deferred Credits and Other Liabilities
Deferred income taxes                                     60,470        113,005
Postretirement and other benefit obligations               6,347          5,855
                                                    -------------   ------------
    Total deferred credits and other liabilities          66,817        118,860
                                                    -------------   ------------

Minority interests in consolidated entities              173,248        180,083
                                                    -------------   ------------

Shareowners' Equity
Common stock ($.01 par value; 1 billion shares
  authorized; issued and outstanding shares
  121,267,127 in 1997 and 123,308,921 in 1996)             1,233          1,233
Additional paid-in capital                               774,938        773,472
Accumulated deficit                                     (229,437)      (310,932)
Treasury stock, at cost (2,097,021 shares in
  1997 and 55,227 shares in 1996)                        (37,433)        (1,273)
                                                    -------------   ------------
    Total shareowners' equity                            509,301        462,500
                                                    -------------   ------------
    Total liabilities and shareowners' equity         $2,941,924    $ 2,812,069
                                                    =============   ============

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)




                                               For the Year Ended December 31,
                                            ------------------------------------
                                               1997         1996         1995
                                            -----------  -----------  ----------
OPERATING REVENUES
Service revenues                            $1,296,669   $1,052,726   $ 789,459
Equipment sales                                 50,503       43,146      44,956
                                            -----------  -----------  ----------
     Total operating revenues                1,347,172    1,095,872     834,415
                                            -----------  -----------  ----------

OPERATING EXPENSES
Cost of service                                158,309       99,745      68,223
Cost of equipment sales                        116,456      104,327     109,441
Other operations expense                        70,561       55,776      40,591
Sales, marketing and advertising expenses      232,962      206,147     141,505
General, administrative and other expenses     310,340      263,191     214,536
Depreciation and amortization                  184,702      146,841     114,731
                                            -----------  -----------  ----------
     Total operating expenses                1,073,330      876,027     689,027
                                            -----------  -----------  ----------

OPERATING INCOME                               273,842      219,845     145,388
Interest expense                              (131,589)    (106,364)   (127,240)
Minority interests in net income
   of consolidated entities                    (50,880)     (46,622)    (34,269)
Equity in net income of
   unconsolidated entities                      60,681       50,234      40,016
Other income (expense), net                      3,270          255        (185)
                                            -----------  -----------  ----------
Income before income taxes                     155,324      117,348      23,710
Income tax expense                              73,829       57,829      25,405
                                            -----------  -----------  ----------
     Net income (loss)                      $   81,495   $   59,519   $  (1,695)
                                            ===========  ===========  ==========

Basic and diluted earnings (loss)
   per share                                $     0.67   $     0.50   $   (0.01)
                                            ===========  ===========  ==========

Weighted average shares
   outstanding                                 122,339      117,917     116,706
                                            ===========  ===========  ==========


               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                     For the Year Ended December 31,
                                                  ------------------------------------
                                                     1997         1996         1995
                                                  ----------  ------------  ----------
Operating Activities
Net income (loss)                                 $  81,495   $    59,519   $  (1,695)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                  184,702       146,841     114,731
     Deferred income taxes                           40,910        36,230      36,267
     Gain on the sale of cellular investments        (3,029)           --          --
     Equity in net income of unconsolidated
       entities, net of distributions               (22,903)      (27,838)     (7,206)
     Minority interests in net income of
       consolidated entities                         50,880        46,622      34,269
     Changes in operating assets and liabilities
        Receivables, net                             (2,161)      (28,748)    (20,610)
        Other current assets                          5,058       (23,222)      7,592
        Trade accounts and other payables            21,301       110,146       3,420
        Accrued expenses and other
            current liabilities                      33,379        (3,984)      6,365
        Noncurrent assets and liabilities, net       (5,007)         (685)     12,007
     Other, net                                       3,080         4,392      (1,847)
                                                  ----------  ------------  ----------
Net Cash Provided by Operating Activities           387,705       319,273     183,293
                                                  ----------  ------------  ----------

Investing Activities
Capital expenditures                               (281,313)     (300,123)   (323,651)
Acquisitions and divestitures                       (56,629)     (352,533)     (1,142)
Investments in unconsolidated entities and other    (80,928)      (14,890)     (3,743)
                                                  ----------  ------------  ----------
Net Cash Used for Investing Activities             (418,870)     (667,546)   (328,536)
                                                  ----------  ------------  ----------

Financing Activities
Net borrowings (payments) under bank revolving
   credit facility                                  (80,000)      680,000          --
Proceeds from long-term debt                        200,000       900,000          --
Debt issuance costs                                  (1,609)      (15,229)         --
Net short-term borrowings (payments)                (25,600)       43,750          --
Purchases of common stock for treasury              (36,401)       (3,427)         --
Increase in advances from affiliates                     --       135,892     158,482
Contributions from minority investors                   100         5,636       7,228
Distributions to minority investors                 (25,358)      (14,849)     (6,971)
Repayment of advances from affiliates                    --    (1,400,000)         --
Other, net                                              950            31          --
                                                  ----------  ------------  ----------
Net Cash Provided by Financing Activities            32,082       331,804     158,739
                                                  ----------  ------------  ----------

Increase (Decrease) in Cash and Cash Equivalents        917       (16,469)     13,496
Cash and Cash Equivalents at Beginning of Year        2,554        19,023       5,527
                                                  ----------  ------------  ----------
Cash and Cash Equivalents at End of Year          $   3,471   $     2,554   $  19,023
                                                  ==========  ============  ==========



               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                      (In thousands, except share amounts)




                                      Common Stock         Treasury Stock     Additional                  Total
                                ----------------------- ---------------------   Paid-In  Accumulated   Shareowners'
                                   Shares      Amount     Shares     Amount     Capital    Deficit        Equity
                                ------------- --------- ----------- --------- ---------- ------------  ------------

Balance at December 31, 1994              10  $ 11,541           -  $      -  $ 360,978  $  (368,756)  $     3,763
Net loss                                   -         -           -         -          -       (1,695)       (1,695)
                                ------------- --------- ----------- --------- ---------- ------------  ------------

Balance at December 31, 1995              10    11,541           -         -    360,978     (370,451)        2,068

Net income                                 -         -           -         -          -       59,519        59,519
Capital contributions by Sprint
  Corporation in conjunction
  with spinoff                             -         -           -         -    253,160            -       253,160
Recapitalization of stock
  pursuant to spinoff from
  Sprint Corporation             116,733,973   (10,374)          -         -     10,374            -             -
Shares issued for acquisition      6,500,000        65           -         -    150,248            -       150,313
Treasury stock, net                  (55,227)        -      55,227    (1,273)         -            -        (1,273)
Other, net                           130,165         1           -         -     (1,288)           -        (1,287)
                                ------------- --------- ----------- --------- ---------- ------------  ------------

Balance at December 31, 1996     123,308,921     1,233      55,227    (1,273)   773,472     (310,932)      462,500

Net income                                -          -           -         -          -       81,495        81,495
Treasury stock, net               (2,041,794)        -   2,041,794   (36,160)       (69)           -       (36,229)
Other, net                                -          -           -          -     1,535            -         1,535
                                ------------- --------- ----------- --------- ---------- ------------  ------------
Balance at December 31, 1997     121,267,127  $  1,233   2,097,021  $(37,433) $ 774,938  $  (229,437)  $   509,301
                                ============= ========= =========== ========= ========== ============  ============

               The accompanying Notes are an integral part of the
                       Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

   Basis of Consolidation and Presentation

     360  Communications  Company and its  subsidiaries  (the "Company")
provide wireless voice and data telecommunications services. The Company also markets residential long distance and paging services in the states in which the Company provides wireless service. The Company operates as a general and limited partner and majority owner of cellular systems in various metropolitan and rural service areas and as a limited minority partner or manager in other cellular systems. The Company operates in four regions in the United States:
Mid-Atlantic, Midwest, Southeast and West.

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

   Earnings Per Share

     The  Company  has  adopted  Statement  of  Financial  Accounting  Standards
("SFAS") No. 128 "Earnings per Share." SFAS No. 128 requires companies to disclose basic and diluted earnings per share. Basic earnings per share amounts were calculated based on the weighted average number of common shares outstanding and excludes common stock equivalents from the calculation. Because of the relative insignificance of the Company's common stock equivalents, diluted earnings per share amounts were not affected.

     Basic earnings per share amounts were computed using the weighted average number of shares outstanding, excluding common stock equivalents, totaling 122,338,741 and 117,917,484 for the years ended December 31, 1997 and 1996, respectively. Diluted earnings per share amounts were computed using the weighted average number of shares outstanding, including common stock equivalents, totaling 122,398,834 and 118,135,881 for the years ended December 31, 1997 and 1996, respectively. Options to purchase approximately 1,991,000 and 1,363,000 shares of common stock at December 31, 1997 and 1996, respectively, were excluded from the computation of diluted earnings per share because the effect was antidilutive. In 1995, loss per share amounts were based on the weighted average number of Sprint shares outstanding, adjusted for a conversion ratio of one share of the Company's common stock to three shares of Sprint common stock.

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

   Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $53,726,000, $55,491,000 and $27,337,000, respectively.

   Cash

     As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances totaled $41,384,000 and $34,924,000 at December 31, 1997 and 1996, respectively, and are classified as trade accounts and other payables in the accompanying Consolidated Balance Sheets. Sufficient funds were available to fund these outstanding checks when presented for payment.

   Inventory

     Inventory consists of cellular telephone and certain accessory equipment held for resale and is stated at the lower of cost (principally first in, first out method) or market.

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost, including labor and overhead expenses associated with construction. Cost includes capitalized interest on funds borrowed to finance construction and is amortized over the lives of the related assets. Capitalized interest for the years ended December 31, 1997, 1996 and 1995 was $2,425,000, $2,234,000 and $1,553,000, respectively.
Depreciation is computed by applying the straight-line method over the estimated service lives for depreciable plant and equipment.

   Investments in Unconsolidated Entities

     Minority partnership investments include the excess of the purchase price over the underlying net book value of cellular partnerships of $284,553,000 and $232,014,000 as of December 31, 1997 and 1996, respectively. Such excess, which relates to Federal Communications Commission ("FCC") licenses or goodwill, is generally being amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $48,089,000 and $46,295,000 as of December 31, 1997 and 1996, respectively.

     Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $6,480,000, $5,798,000 and $5,770,000, respectively, and is included in equity in net income of unconsolidated entities in the accompanying Consolidated Statements of Operations.

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

     The FCC issues licenses that enable cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to 10 years and generally grants renewals if the licensee has complied with its obligations under the Communications Act of 1934. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it would award a renewal expectancy to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its cellular licenses.

     Intangible assets are being amortized over 40 years. Accumulated amortization related to acquisitions of controlling interests in cellular systems aggregated $183,375,000 and $153,908,000 as of December 31, 1997 and 1996, respectively. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $29,576,000, $22,817,000 and $19,191,000, respectively.

     The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. Should events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized.

   Supplemental Cash Flow Information

     The Company paid interest of $124,798,000, $78,124,000 and $127,240,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Income taxes of $27,392,000, $25,707,000 and $(5,500,000) were paid (received) by the Company in
1997, 1996 and 1995, respectively.

   Income Taxes and Tax Sharing Arrangement

     Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company was included in the consolidated federal income tax return of Sprint through March 7, 1996. Under a tax sharing arrangement in effect prior to the spinoff, Sprint paid the Company for the utilization of net operating losses included in the consolidated tax return, even if such losses and credits could not have been used if the Company had filed on a separate return basis.

   Stock Option Plans

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." However, in accordance with the provisions of SFAS No. 123, the Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans and, accordingly, does not recognize compensation cost. See Note 8 for a summary of the pro forma effects to reported net income and earnings per share if the Company had elected to recognize compensation cost based on the fair value of the options granted at the date of grant, as prescribed by SFAS No. 123.

   Concentrations of Credit Risk

     To the extent that the Company's customers become delinquent, collection activities commence. No single customer is large enough to pose a significant financial risk to the Company. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

   Impact of Recently Issued Accounting Standards

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998 and does not believe the effect of adoption will be material.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement requires companies to report financial and descriptive information about their reportable operating segments. Generally, companies are required to report financial information on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 for financial statements as of and for the year ended December 31, 1998, and does not believe the effect of adoption will be material.

2. Spinoff

     On July 26, 1995, Sprint announced that its Board of Directors had decided to pursue a tax-free spinoff of the Company to Sprint shareholders. In the FCC auction of wireless Personal Communications Services ("PCS") licenses, Sprint Spectrum LP won the rights to several markets that overlap service territories operated by the Company. Under FCC rules, Sprint was required to divest or reduce its cellular holdings in certain markets to clear conflicts with the PCS licenses awarded to Sprint Spectrum LP. For these reasons, Sprint and its Board of Directors decided to pursue a spinoff of the cellular operations.

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

3. Acquisitions and Divestitures

     During the first and second quarters of 1997, the Company divested ownership interests in certain unconsolidated entities as well as in one of its controlled markets. During the second quarter of 1997, the Company and BellSouth Corporation ("BellSouth") combined their interests in two partnerships that own and control cellular licenses and operations in Richmond, Virginia, and Orlando, Florida. The resulting partnership is owned approximately 75% by BellSouth and 25% by the Company, with the Company assuming management responsibilities of the cellular operations in Richmond. In connection with this transaction, the Company contributed $80 million to the resulting partnership. In 1997, the Company acquired minority interests in 15 of its controlled markets, which increased its ownership interest to 100% in 10 of those markets.

     On January 31, 1996, the Company purchased additional partnership interests in 360 Communications Company of Ft. Walton Beach Limited Partnership and 360 Communications Company of Tallahassee Limited Partnership. Also on January 31, 1996, the Company purchased an operating license and related cellular assets in the North Carolina RSA No. 14 market. On February 23, 1996, the Company acquired an operating license and related assets in the Ohio RSA No. 1 market. In addition, on February 29, 1996, the Company purchased a 50% interest in South Carolina RSA No. 4 Cellular General Partnership, a 50% interest in South Carolina RSA No. 5 Cellular General Partnership and a 50% interest in South Carolina RSA No. 6 Cellular General Partnership. These acquisitions were accounted for as purchases, and the aggregate purchase price was approximately $110 million. The effects of these acquisitions on the operating results of the Company were not significant.

     On November 1, 1996, the Company completed its acquisition of Independent Cellular Network, Inc. and affiliated companies (the "ICN Acquisition") which own and operate cellular licenses and related systems and assets in Kentucky, Ohio, Pennsylvania and West Virginia, providing cellular service to approximately 140,000 customers in 20 markets, representing an estimated 3.3 million potential customers. The Company acquired the licenses from Independent Cellular Network Partners and certain of its affiliates for approximately $519 million, comprising 6,500,000 shares of the Company's common stock, $122 million in aggregate principal amount of the Company's subordinated promissory notes and the Company's assumption of $240 million of Independent Cellular Network Partners' senior debt, which was immediately refinanced with borrowings under the Credit Facility. The remaining portion of the purchase price was paid in cash. The ICN Acquisition was accounted for as a purchase and its results of operations are included in the consolidated financial statements from the date of acquisition. Assets and liabilities have been recorded at estimated fair value based on an allocation of the purchase price.

     On December 17, 1997, the Company signed a definitive agreement to divest its 27.9% interest in the Omaha, Nebraska, cellular market through the sale of its interest in the Omaha Cellular General Partnership. The proposed transaction is subject to the receipt of all necessary consents and government approvals. The Company expects to complete this transaction in the first quarter of 1998.

4. Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):


                                       Depreciable
                                          lives             December 31,
                                      -------------  --------------------------
                                                        1997           1996
                                                     ------------  ------------
Switching, base site controller and
    radio frequency equipment          8-10 years     $  964,389    $  847,214
Cell site towers and shelters          5-20 years        456,464       404,094
Office furniture and other equipment    2-5 years        189,872       162,255
                                                     ------------  ------------
    Plant in service                                   1,610,725     1,413,563
Construction work in progress                            139,372        85,844
                                                     ------------  ------------
                                                       1,750,097     1,499,407
Less: accumulated depreciation                           561,140       415,981
                                                      $1,188,957    $1,083,426
                                                     ============  ============

     Depreciation expense charged to operations for the years ended December 31,
1997,   1996  and  1995  was   $155,126,000,   $124,024,000   and   $95,540,000,
respectively.

5. Investments in Unconsolidated Entities

   Interests Owned

     Interests owned in cellular systems of unconsolidated entities were as follows:


                                                                 December 31,
                                                            --------------------

                                                              1997        1996
                                                             -------     -------

   Florida 9 RSA Limited Partnership                          49.00%      49.00%
   Illinois Valley Cellular RSA 2-II Partnership              40.00%      40.00%
   Pennsylvania RSA No. 5 General Partnership                 40.00%      40.00%
   Virginia 10 RSA Limited Partnership                        33.00%      33.00%
   Texas RSA No. 11B Limited Partnership                      28.00%      28.00%
   Omaha MSA Limited Partnership                              27.90%      27.59%
   GTE Mobilnet of Fort Wayne Limited Partnership             25.00%      25.00%
   Texas RSA 7B1 Limited Partnership                          25.00%      25.00%
   Orlando SMSA Limited Partnership                           24.59%      15.00%
   RCTC Wholesale Company (Richmond)                          24.59%      27.27%
   Allentown SMSA Limited Partnership                         20.77%      20.77%
   GTE Mobilnet of Indiana RSA #3 Limited Partnership         20.00%      20.00%
   St. Joseph SMSA Limited Partnership                        20.00%      20.00%
   Missouri RSA 9B1 Limited Partnership                       19.60%      19.60%
   Kansas City SMSA Limited Partnership                       19.00%      19.00%
   Illinois Independent RSA No. 3 General Partnership         18.13%      18.13%
   Reading SMSA Limited Partnership                           15.85%      15.85%
   Missouri 1--Atchison RSA Limited Partnership               14.28%      14.28%
   Missouri RSA 4 Partnership                                 12.50%      12.50%
   New York SMSA Limited Partnership                          10.00%      10.00%
   GTE Mobilnet of South Texas Limited Partnership             8.77%       8.77%
   Iowa 16--Lyon Limited Partnership                           8.33%       8.33%
   Iowa RSA 5 Limited Partnership                              7.14%       7.14%
   Iowa 15--Dickinson Limited Partnership                      6.67%       6.67%
   Iowa RSA No. 14 Limited Partnership                         5.56%       5.56%
   Chicago SMSA Limited Partnership                            5.00%       5.00%
   RSA 1 Limited Partnership (IA)                              3.90%       3.90%
   GTE Mobilnet of Ohio Limited Partnership                    3.50%       3.50%
   Iowa 8--Monona Limited Partnership                          2.30%       2.30%
   Cincinnati SMSA Limited Partnership                         1.20%       1.20%
   GTE Mobilnet of Austin Limited Partnership                   .82%        .82%
   Georgia RSA No. 1 Limited Partnership                          --      20.00%
   Iowa RSA No. 13 Limited Partnership                            --      30.00%
   Pennsylvania 3 Wireline Settlement Limited Partnership         --      44.44%
   Pennsylvania 4 Wireline Settlement Limited Partnership         --      33.33%
   RSA 11 Limited Partnership (IA)                                --      14.14%

   Financial Information

     Condensed combined financial information,  a portion of which is unaudited,
for  investments  in  entities   accounted  for  under  the  equity  method  (in
thousands):


                                           For the Year Ended December 31,
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
    Results of Operations
 Cellular service revenues               $2,207,922  $2,187,202  $1,796,895
 Equipment sales                            111,358     109,314      97,727
    Total operating revenues              2,319,280   2,296,516   1,894,622

 Cost of equipment sales                    185,239     209,895     151,334

 Operating, selling, general,
       administrative and other expenses  1,304,689   1,266,353   1,049,117
 Depreciation and amortization              230,224     227,480     201,459
      Total operating expenses            1,720,152   1,703,728   1,401,910
 Operating income                           599,128     592,788     492,712
 Non-operating income (expenses)              8,230        (642)    (12,903)
 Minority interests in net income
       of consolidated entities                  --          --      (1,513)
 Income before cumulative effects of
  changes in accounting principles          607,358     592,146     478,296
 Cumulative effects of changes in
  accounting principles, net                 (6,523)         --          --
                                         ----------  ----------  ----------
 Net income                              $  600,835  $  592,146  $  478,296
                                         ==========  ==========  ==========



                                                      December 31,
                                             ------------------------------
                                                  1997            1996
                                             --------------  --------------
     Assets
              Current assets                 $     473,253   $     514,788
              Noncurrent assets                  1,786,617       1,702,668
                                             -------------   -------------
                                             $   2,259,870   $   2,217,456
                                             =============   =============

     Liabilities and equity
              Current liabilities            $     188,656   $     337,465
              Long-term liabilities                 12,634           8,911
              Minority interests                        --           3,384
              Equity                             2,058,580       1,867,696
                                             -------------   -------------
                                             $   2,259,870   $   2,217,456
                                             =============   =============

Additional Disclosures

     Accumulated deficit at December 31, 1997, included $178,765,000 related to undistributed earnings of unconsolidated entities.

     The  Company  has  guaranteed   50%  of  a  discounted   note  held  by  an
unconsolidated entity with a carrying value of $47,728,000 and $42,502,000 at December 31, 1997 and 1996, respectively.

6. Borrowings

   Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                            December 31,
                                                     ------------------------

                                                        1997          1996
                                                     ----------    ----------

Credit facility borrowings, due 2002                 $  600,000    $  680,000
Senior notes
   due 2003, 7.125%, net of unamortized discount of
      $1,077 in 1997 and $1,242 in 1996 (7.2%)(1)       448,923       448,758
   due 2006, 7.5%, net of unamortized discount of
      $903 in 1997 and $980 in 1996 (7.5%)(1)           449,097       449,020
   due 2009, 7.6%, net of unamortized discount
      of $311 in 1997 (7.4%)(2)                         199,689            --
Subordinated promissory notes, due 2006, 9%             127,638       122,000
                                                     ----------    ----------
   Total long-term debt(3)                           $1,825,347    $1,699,778
                                                     ==========    ==========
--------------------

(1) Weighted average annual effective interest rate at December 31, 1997 and 1996.
(2)  Weighted average annual effective interest rate at December 31, 1997.
(3) Estimated fair value of $1,873,075 and $1,690,677 at December 31, 1997 and 1996, respectively, based on public quotations and discounted cash flow analyses.

     The Company has a revolving credit facility with a number of banks and institutional lenders, with interest rates currently based on the London Interbank Offered Rate plus 50 basis points. On October 31, 1996, the Credit Facility was amended and restated to permit, among other things, the ICN Acquisition and to increase the Company's borrowing capacity thereunder from $800 million to $1 billion. A commitment fee of .15% per annum is charged on the unused portion of the Credit Facility. Commitment fees totaled $562,000 and $390,000 in 1997 and 1996, respectively. Such fees may range from .15% to .5% depending on the Company's public debt rating. At December 31, 1997, the Company had additional borrowing capacity under the Credit Facility of $308 million.

     As part of its interest rate risk management program, the Company utilizes interest rate swap agreements to hedge variable interest rate risk under the Credit Facility to a fixed rate. Interest rate swap agreements are designated with all or a portion of the principal balances and terms of specific debt obligations. The related amount payable to or receivable from counterparties is included in other current liabilities or assets. Net interest paid or received related to such agreements is recorded using the accrual method and as an adjustment to interest expense. At December 31, 1997 and 1996, the Company had interest rate swap agreements with an aggregate notional amount of $200 million and $100 million outstanding, respectively. The Company has not incurred any gains or losses on terminations of interest rate swap agreements.

     The Credit Facility has general and financial covenants that place certain restrictions on the Company. On December 5, 1997, the Company entered into a second amended and restated Credit Facility which relaxed the restrictions on certain covenants, while extending the term of the Credit Facility to December 5, 2002. The Company is limited with respect to: the making of payments (dividends and distributions); the incurrence of certain liens; the sale of assets under certain circumstances; entering into or otherwise permitting any subsidiary distribution restrictions; certain transactions with affiliates; certain consolidations, mergers and transfers; and the use of loan proceeds.

     The senior notes have general and financial covenants similar to the Credit Facility. However, these covenants, except for the limitation on liens, have been suspended while the Company's public debt is rated investment grade (BBB-) by Standard & Poor's and Duff & Phelps.

     In conjunction with the ICN Acquisition, the Company issued subordinated promissory notes with an annual interest rate of 9.5%, which was reduced to 9.0% on February 10, 1997. Fifty percent of the interest due and owing is paid on each interest payment date and the remaining 50% is capitalized and becomes part of the principal amount owed thereunder. The subordinated promissory notes have general and financial covenants that are suspended while the Company's public debt is rated investment grade (BBB-) by Standard & Poor's and Duff & Phelps.

     On February 13, 1997, a shelf registration filed with the Securities and Exchange Commission became effective, providing for the issuance, from time to time, of up to $500 million in aggregate initial offering price of unsecured debt securities and/or warrants to purchase debt securities ("Debt Securities"). The net proceeds to be received by the Company will be available for general corporate purposes and may be used for the repayment of short-term debt and borrowings under the Credit Facility and for the funding of future acquisitions, capital expenditures and working capital requirements.

     On March 17, 1997, the Company issued $200 million in aggregate principal amount of its 7.6% senior notes due 2009. The net proceeds from the sale of these Debt Securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

   Short-Term Debt

     As part of its cash management program, the Company incurs short-term borrowings based on market interest rates to support its daily cash requirements. At December 31, 1997 and 1996, the Company had short-term borrowings of $18,150,000 and $43,750,000, respectively. The weighted average interest rates on these borrowings was 5.77% and 5.62% for the years ended December 31, 1997 and 1996, respectively.

7. Employee Benefit Plans

   Defined Contribution Plans

     Substantially all employees of the Company are covered by defined contribution employee savings plans. Participants may contribute portions of their compensation to the plans and the Company makes matching contributions up to specified levels. The Company's matching contributions aggregated $5,287,000, $5,283,000 and $2,030,000 in 1997, 1996 and 1995, respectively.

     Effective with the spinoff, the Company discontinued its participation in Sprint's defined contribution employee savings plans. The Company established its own defined contribution plan, the terms and conditions of which have been revised to reflect increased matching contribution levels. Balances held by Sprint's defined contribution 401(k) plan on the behalf of the Company's employees have been transferred to the Company's new defined contribution 401(k) plan.

   Postretirement Benefits

     Effective with the spinoff, the Company discontinued its participation in Sprint's postretirement benefits arrangements and established its own arrangements. Terms and conditions of the Company's arrangements and related cost levels do not differ significantly from those under Sprint's arrangements.

     The Company sponsors postretirement benefits arrangements (principally providing health care benefits) covering substantially all employees. Employees who retired before specified dates are eligible for these benefits at no cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid. The net postretirement benefits costs for 1997, 1996 and 1995 were $495,000, $474,000 and $176,000, respectively.

     The Company's accrued postretirement benefits costs were $4,544,000 and $4,049,000 as of December 31, 1997 and 1996, respectively.

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

8. Stock-Based Compensation

     Under various stock option plans, shares of common stock are reserved for issuance to officers, outside directors and certain employees. Generally, options are granted at 100% of the market price at the date of grant. Options under these plans vest over one, three or four years. All options expire 10 years from the date of grant. Approximately 1.0% of these options outstanding provide for the granting of stock appreciation rights as an alternative method of settlement upon exercise. Shares authorized for grants of stock options totaled 4,801,000 at December 31, 1997. Under the Company's various stock option plans, 2,665,000 shares were available for the granting of options at December 31, 1997. In addition, non-vested stock is issued to certain officers and outside directors and vests from one to five years after the date of grant. The cost of shares of non-vested stock are amortized over their vesting period.

     Stock option activity for the years 1997, 1996 and 1995 was as follows:


                                             1997             1996      1995
                                     --------------------- ---------  ---------
                                                 Weighted
                                                 average
                                                 exercise
                                       Shares     price      Shares    Shares
                                     ---------  ---------- ---------  ---------
Options outstanding,
   beginning of year                 1,365,397    $20.16     611,680    454,976
Options granted                        709,050    $19.88     816,505    162,659
Options exercised                        4,948    $15.44      22,783      5,955
Options canceled                        78,267    $22.03      40,005         --
                                     ---------             ---------  ---------

Options outstanding,
   end of year                       1,991,232    $20.01   1,365,397    611,680
                                     =========             =========  =========

Exercisable, end of year               733,592    $18.15

Weighted average fair value
   of options granted during 1997        $7.55

     The following table summarizes information about stock options outstanding at December 31, 1997:



                            Options Outstanding                 Options Exercisable
                    -------------------------------------  --------------------------

                                                Weighted                   Weighted
                       Number      remaining    average      Number         average
    Range of        outstanding   contractual   exercise    exercisable    exercise
 exercise prices    at 12/31/97       life       price      at 12/31/97      price
 ----------------   ------------  -----------  ----------   ------------  -----------

 $  7.56 - $12.57      167,859        2.9        $10.00       167,859       $10.00
 $ 14.91 - $19.94    1,083,164        8.1        $18.86       246,935       $16.83
 $ 22.63 - $26.00      692,209        8.2        $23.39       318,798       $23.46
 $ 29.00 - $32.00       32,000        8.3        $30.50             -            -
 $ 35.00 - $35.00       16,000        8.3        $35.00             -            -
                    ------------                            ------------
 $  7.56 - $35.00    1,991,232        7.7        $20.01       733,592       $18.15
                    ============                            ============



     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income and per share amount would have been decreased by approximately $3,027,000 or $.03 per share in 1997 and by $3,546,000 or $.03 per share in 1996. The Company's net loss would have been increased by $576,000 or $.01 per share in 1995. The fair value of options at date of grant was estimated using the Black-Scholes valuation model with the following weighted average assumptions:


                             1997                1996                 1995
                        --------------      --------------       ---------------
Expected life (years)         4.8                6.0                   5.9
Expected volatility          31.6%              29.8%                 29.8%
Dividend yield                 --                  --                    --
Interest rate                6.19%              7.15%                 7.08%

     The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income for future years because it does not take into account pro forma compensation expense related to grants made prior to 1995 or the potential for issuance of additional stock options in future years.

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

     In March 1997, the Company began offering a new Employee Stock Purchase Plan ("ESPP"). The Company reserved 500,000 common shares for issuance under the ESPP. The ESPP permits eligible employees to purchase shares of common stock, not to exceed 1,000 shares in a 12-month period, through payroll deductions. The purchase price of the offering is the lower of 85% of the fair market value of the Company's common stock on the first or last day of the defined period. As of December 31, 1997, the Company had issued approximately 69,000 common shares under the ESPP.

     Had compensation cost for the Company's ESPP been determined based on the fair value of the employees' rights to purchase common stock, consistent with the provisions of SFAS No. 123, the Company's net income would have decreased by approximately $326,000 and would have no effect on the Company's earnings per share in 1997. The fair value of the employees' rights to purchase common stock was estimated using the Black-Scholes valuation model assuming a weighted average expected life of .496 years and an interest rate of 5.47%. The weighted average fair value of the Company's ESPP was $4.12 for the 1997 plan year.

9. Income Taxes

     The components of the income tax expense were as follows (in thousands):


                                            For the Year Ended December 31,
                                       -----------------------------------------

                                           1997          1996           1995
                                       ------------   -----------  -------------
Current income tax expense (benefit)
     Federal                           $  28,606      $  17,054    $   (14,485)
     State                                 4,313          4,545          3,623
Deferred income tax expense
     Federal                              38,684         22,872         27,158
     State                                 2,226         13,358          9,109
                                       ------------   -----------  -------------
             Total income tax expense  $  73,829      $  57,829    $    25,405
                                       ============   ===========  =============

     A reconciliation from the statutory income tax rate (35%) to the effective income tax rate (income tax expense divided by income (loss) before income taxes) follows (in thousands):


                                                For The Year Ended December 31,
                                               ---------------------------------

                                                 1997        1996        1995
                                               ----------- ----------- ---------

Income tax expense at the statutory rate       $ 54,363    $ 41,072    $  8,299
Effect of
     State income tax expense, net of federal
       income tax effect                          4,250      11,637       8,276
     Amortization of intangibles                 10,344       7,556       8,736
     Amounts relating to prior year's taxes       5,028      (2,753)         --
     Other, net                                    (156)        317          94
                                               ----------- ----------- ---------
Income tax expense                             $ 73,829    $ 57,829    $ 25,405
                                               =========== =========== =========
Effective income tax rate                          47.5%       49.3%      107.1%
                                               =========== =========== =========

     The sources of the differences that gave rise to the deferred income tax assets and liabilities as of December 31, 1997 and 1996, along with the income tax effect of each, were as follows (in thousands):


                                              1997 Deferred                    1996 Deferred
                                               Income Taxes                     Income Taxes
                                      -------------------------------   -----------------------------
                                       Current       Noncurrent        Current        Noncurrent
                                       assets   assets (liabilities)    assets   assets (liabilities)
                                      -------   --------------------    ------   --------------------
Property, plant and equipment         $    --     $    (113,152)        $   --     $    (108,832)
Postretirement and other benefits          --             1,396             --             1,341
Accrued liabilities                     9,570                --          9,384                --
Intangibles                                --            27,155             --           (40,467)
Alternative minimum tax credit
   carry forwards                          --             9,716             --                --

Operating loss carryforwards            8,634            30,566          2,951            40,758
Other, net                                 --               427            --                471
Less: valuation allowance              (2,984)          (16,578)        (3,873)           (6,276)
                                       ------     -------------         ------     -------------
     Total                            $15,220     $     (60,470)        $8,462     $    (113,005)
                                      =======     =============         ======     =============

     During 1997, the valuation allowance related to deferred income tax assets increased by $9,413,000. The increase was attributable to purchase accounting for the ICN Acquisition. Federal operating loss carryforwards remaining from the ICN Acquisition totaled $24,705,000 with expiration dates from 2004 through 2011.

     As of December 31, 1997, the Company had available tax benefits associated with federal and state operating loss carryforwards of $24,705,000 and $14,495,000, respectively, which expire in varying amounts annually from 1998 through 2012.

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

     In August 1995, four independent dealers filed a lawsuit in the Court of Common Pleas of Greenville County, South Carolina, alleging that the Company breached its dealer agreements with the plaintiffs and engaged in unfair trade practices. In particular, the plaintiffs alleged that the Company discontinued the practice of allowing the plaintiffs to sell cellular telephones out of the Company's inventory, and instead required the plaintiffs to maintain their own inventories and sold cellular telephones to the public at prices lower than the prices that the Company charged to the plaintiffs. On November 21, 1997, a jury awarded the plaintiffs $1.9 million in compensatory damages and $10 million in punitive damages. The Company has filed an appeal with the South Carolina Supreme Court seeking to reverse the decision. The Company believes that it acted in accordance with the dealer agreements and that the decision is wholly unwarranted by the facts.

     The Company is party to various other legal proceedings in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be ascertained, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the results of operations or financial position of the Company.

     In addition, various lawsuits arising in the normal course of business are pending against the cellular system entities in which the Company does not have a controlling interest. Because the outcomes of such legal proceedings have not been determined, no provision for any liability that may result upon adjudication of such litigation has been made in the consolidated financial statements of the cellular system entity or the Company. In view of the uncertainty regarding such litigation, there can be no assurance that the outcome of these lawsuits will not have a material adverse effect on the Company's investment in these entities or in its equity in the net income of each entity.

   Operating Leases

     Minimum rental commitments as of December 31, 1997, for all non-cancelable operating leases, consisting principally of leases for office space, real estate and tower space, were as follows (in thousands):


     1998                     $ 27,693
     1999                       23,626
     2000                       21,222
     2001                       19,467
     2002                       17,529
     Thereafter                 94,771
                              --------
                      Total   $204,308
                              ========

     Rental expense aggregated $28,356,000, $20,259,000 and $17,605,000 in 1997,
1996 and 1995, respectively. The amount of rental commitments applicable to subleases, contingent rentals and executory costs is not significant.

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

     Prior to the spinoff, the Company reimbursed Sprint for certain data processing services, other data-related costs and certain management and administrative support services that were incurred for the Company's benefit. Total charges for such services aggregated $22,754,000 in 1995. The terms of the arrangements determining such charges by Sprint were reasonable, although there was no assurance that these terms were comparable to those that would have been obtained from unaffiliated third parties or on a stand-alone basis. Subsequent to the spinoff, Sprint continued to provide certain administrative support services to assure an orderly transition. Total charges reimbursed to Sprint aggregated $15,820,000 in 1996.

     Charges for long distance telecommunications and operator services provided by interexchange carriers to cellular customers are based on terms and conditions of contracts governing such charges. In March 1996 and May 1997, the Company renegotiated agreements entered into between the Company and Sprint for long distance service on an exclusive basis (provided that Sprint is able to provide such services at competitive terms and conditions) which replaced the existing long distance service agreement on terms that are believed to be comparable to those that could be obtained from unaffiliated third parties.

     The Company received local telephone, interconnection and toll services from subsidiaries of Sprint pursuant to agreements between the subsidiaries and the Company. Prior to the spinoff, related payments amounted to $43,601,000 in 1995.

     As discussed in Note 2, in conjunction with the spinoff, the Company repaid $1.4 billion of intercompany debt with proceeds from the issuance of the senior notes and borrowings under the Credit Facility, with the remaining intercompany debt contributed to the Company by Sprint as additional paid-in capital. Prior to the spinoff, the Company borrowed from Sprint to the extent cash requirements were not met through cash flows from operations and capital contributions from minority partners. The Company entered into cash advance and borrowing transactions with Sprint and certain affiliates. Interest expense on
intercompany   debt  was  $23,463,000   and   $127,240,000  in  1996  and  1995,
respectively.

     The Company advances funds to unconsolidated entities to which it provides management services for use in these entities' current operations and construction activity. In turn, these entities advance excess cash to the Company for cash management and investment. Minority investments receivable totaled $82,000 and $733,000 at December 31, 1997 and 1996, respectively, and are included in prepaid expenses and other on the Consolidated Balance Sheets. Minority investments payable totaled $20,267,000 and $1,068,000 at December 31, 1997 and 1996, respectively, and are included in other current liabilities on the Consolidated Balance Sheets.

   Tax Sharing Agreement

     In connection with the spinoff, Sprint and the Company entered into a Tax Sharing and Indemnification Agreement (the "Tax Sharing Agreement") that allocated the responsibility for taxes between Sprint and the Company. The Tax Sharing Agreement is only applicable to taxes for 1996 and earlier years.

   Tax Assurance Agreement

     In connection with the spinoff, Sprint and the Company entered into an agreement (the "Tax Assurance Agreement") pursuant to which certain limitations designed to preserve the tax-free status of the spinoff were imposed on the Company for a period of two years after the completion of the spinoff. The Tax Assurance Agreement expires on March 7, 1998.

    12. Subsequent Event

     On January 13, 1998, the Company issued $100 million in aggregate principal amount of its 6.65% senior notes due 2008. The net proceeds from the sale of these Debt Securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.




                            Quarterly Financial Data
                    (In thousands, except per share amounts)

                                   (Unaudited)



                                   First Quarter        Second Quarter        Third Quarter          Fourth Quarter
                                  1997       1996       1997      1996       1997       1996       1997       1996
                              ----------  ---------  --------- ---------- ---------  ---------  ---------  ----------
 Operating Revenues
   Service revenues            $293,970    $230,754   $328,834   $263,560  $335,245   $271,819   $338,620    $286,593
   Equipment sales               12,876       8,941     11,428     10,613    12,264      9,857     13,935      13,735
                              ----------  ---------  --------- ---------- ---------  ---------  ---------  ----------
    Total operating revenues   $306,846    $239,695   $340,262   $274,173  $347,509   $281,676   $352,555    $300,328
                              ==========  =========  ========= ========== =========  =========  =========  ==========

 Operating Expenses

   Cost of service             $  41,489   $ 22,139    $ 40,283  $ 22,205  $ 37,127   $ 24,148   $ 39,410    $ 31,253
   Cost of equipment sales        28,449     20,609      24,394    25,355    28,486     25,046     35,127      33,317
   Selling, general,
     administrative
     and other expenses          148,666    117,527    152,892    123,675   151,014    132,055    161,291     151,857
   Depreciation and
     amortization                 45,529     32,997     46,833     35,157    45,376     36,833     46,964      41,854
                              ----------  ---------  --------- ---------- ---------  ---------  ---------  ----------
       Total operating
           expenses            $ 264,133  $ 193,272  $ 264,402  $ 206,392 $ 262,003   $218,082   $282,792    $258,281
                              ==========  =========  ========= ========== =========  =========  =========  ==========
 Net Income                    $   9,445  $   6,980  $  21,807  $ 24,284  $  28,879  $ 22,887    $ 21,364    $  5,369
                              ==========  =========  ========= ========== =========  =========  =========  ==========

     Earnings Per Share        $    0.08  $    0.06  $    0.18  $   0.21  $    0.24  $   0.20   $    0.18    $   0.04
                             ===========  =========  ========= ========== ========== =========  ========== ==========


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors of the Company is set forth under the heading "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareowners to be held on May 12, 1998 (the "Proxy Statement"), which was filed with the Securities and Exchange Commission on March 31, 1998, and is incorporated herein by reference. Information regarding executive officers of the Company is included under Item 4a. of Part I hereof.

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

    On March 7, 1996, the date of the spinoff, the Company paid $1.4 billion of intercompany debt owed by the Company to Sprint and its subsidiaries and Sprint and its subsidiaries contributed to the equity capital of the Company any debt then owed to them by the Company in excess of the $1.4 billion of intercompany debt that was repaid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Spinoff." After the spinoff, the Company began operating as an independent company. There is no agreement restricting competition between the Company and Sprint and Sprint Spectrum LP and, in fact, the Company and Sprint are currently competitors in wireless communications in several markets.

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

Allocation of Pre-Spinoff Contingent Liabilities

     The Company and Sprint agreed to mutual indemnification against liabilities arising out of business activities of the other party prior to the spinoff. In general, the Company will indemnify Sprint for any liabilities arising out of cellular operations prior to the spinoff, and Sprint will indemnify the Company for any liabilities arising from non- cellular operations prior to the spinoff. Sprint and the Company agreed in the Distribution Agreement to equitably allocate liabilities either jointly attributable to the business activities of Sprint and the Company or not clearly attributable to either. The Distribution Agreement provides more specific rules for allocating certain classes of liabilities between Sprint and the Company. For instance, the Distribution Agreement allocates employment-related claims to the Company or Sprint, based on which party employed the claimant on the date the occurrence giving rise to the claim arose. Also, the Distribution Agreement provides that (i) any claims based on health effects of electro-magnetic radiation from the use of cellular telephone service will be allocated entirely to the Company, and (ii) any claims based on alleged misstatements or omissions in the disclosure documents relating to the spinoff related public offering of the Company's senior notes will be allocated to the Company, except with respect to those portions of the disclosure documents for which Sprint provided information.

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

Employee Benefits

     The Distribution Agreement provided for the treatment of Sprint employee benefits subsequent to the spinoff, as they related to employees who remained employed by Sprint or its subsidiaries after the spinoff and employees who remained employed by the Company after the spinoff. The Distribution Agreement also provided for the adjustment of outstanding stock options. In the case of grants made under Sprint's stock option plans and employee stock purchase plans held by individuals who remained employed by Sprint, the number of shares covered by a grant under such plans was increased, and the exercise or purchase price per share was decreased, pursuant to a formula designed to cause the economic value of the grants to remain the same after the spinoff, giving effect to the diminution in value of Sprint common stock. Employees who remained employed by the Company after the spinoff and who had grants under a Sprint stock option plan or who elected to do so under Sprint's employee stock purchase plan received replacement grants to purchase the Company's Common Stock and their Sprint grants were canceled. In addition, the Distribution Agreement provided that with respect to Sprint's retirement pension plan, all employees who remained employed by the Company after the spinoff continued to earn service credit under such plan, but only for purposes of vesting.

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

Transitional Administrative Services

     The Distribution Agreement provided for Sprint to continue to provide certain administrative services to the Company for a period of up to two years after the spinoff date. The Company agreed to the manner of compensating Sprint for these services on a service-by-service basis, but in general the parties attempted to make the amount of compensation approximate Sprint's variable cost.

Tax Sharing Agreement

     In connection with the spinoff, Sprint and the Company entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") that allocated the responsibility for taxes between Sprint and the Company. The Tax Sharing Agreement is only applicable to taxes for 1996 and earlier years.

Tax Assurance Agreement

     In connection with the spinoff, Sprint and the Company entered into an agreement (the "Tax Assurance Agreement") pursuant to which certain limitations designed to preserve the tax-free status of the spinoff were imposed on the Company for a period of two years after the completion of the spinoff. The Tax Assurance Agreement expired on March 7, 1998.

Operational Relationship

     In March 1996 and May 1997, the Company renegotiated agreements entered into between the Company and Sprint for long distance services on an exclusive basis (provided that Sprint is able to provide such services at competitive terms and conditions) which replaced the existing long distance service agreement on terms that are believed to be comparable to those that could be obtained from unaffiliated third parties. Sprint's Local Telecommunications
Division provides certain regulated long distance service to the Company in areas served by Sprint's local telephone companies pursuant to an agreement which was negotiated at arms-length prior to the acquisition of the Company by Sprint. Sprint's Local Telecommunications Division provides these services at rates tariffed for such services by state regulatory authorities.

     Sprint also provides the Company with wide area frame relay network monitoring and bill printing and mailing services under existing agreements. These administrative services are in addition to the administrative services described above (see "Transitional Administrative Services"), and the Company expects to continue to obtain these services from Sprint for the indefinite future. In addition, the Company leases from Sprint various equipment location sites that the Company expects to keep in place.

     The amounts paid pursuant to these and other operational agreements and funding arrangements during each of the last three fiscal years are set forth in
Note 11 of Notes to Consolidated Financial Statements.

Certain Other Related Transactions

     Information required by this Item relating to directors and executive officers of the Company is set forth under the heading "Certain Transactions" in the Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)    Financial Exhibits, Financial Statement Schedule and Exhibits:

           1.     Financial Statements:

                  360 Communications Company and Subsidiaries

                  -   Report of Independent Auditors
                  -   Reports of Other Independent Accountants
                  -   Consolidated  Balance  Sheets as of December  31, 1997 and
                      1996

                  - Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                  - Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  - Consolidated Statements of Shareowners' Equity for the years ended December 31, 1997, 1996 and 1995

                  -   Notes to Consolidated Financial Statements

             2.   Financial Statement Schedule:

                  The  following  schedule,  for which  provision is made in the applicable accounting regulations of the Securities and Exchange Commission and is thereby required, is filed herewith:

                  Schedule II  360 Communications Company and Subsidiaries

                  - Consolidated Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  All  other   schedules  are  omitted   because  they  are  not
              applicable, immaterial or the required information is included in the consolidated financial statements or notes thereto.

(b)    Reports on Form 8-K:

       On Current Report on Form 8-K, dated October 15, 1997, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the third quarter and first nine months of 1997.



                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES



           SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                                             Additions
                                                  -------------------------------
                                     Balance                        Charged to                         Balance
                                  Beginning of      Charged to         Other           Other            End of
                                      Year            Income         Accounts       Deductions           Year
                                 ---------------  --------------- --------------- ---------------   --------------
Allowance for uncollectibles      $       5,730    $     32,020     $     (227)   $   (30,921) (1)   $     6,602
Valuation allowance-
     deferred income tax assets   $      10,149    $     (1,478)    $   10,891    $         -        $    19,562
1996
Allowance for uncollectibles      $       2,370    $     23,952     $      845    $   (21,437) (1)   $     5,730
Valuation allowance-
     deferred income tax assets   $       5,305    $       (276)    $    5,120    $         -        $    10,149
1995
Allowance for uncollectibles      $       2,043    $     16,475     $       10    $   (16,158) (1)   $     2,370
Valuation allowance-
     deferred income tax assets   $       2,850    $      2,455     $        -    $         -        $     5,305
------------

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

  Date:  March 31, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                      Title                         Date
        ---------                      -----                         ----

   /s/ Dennis E. Foster        President and Chief Executive     March 31, 1998
------------------------------ Officer and Director
      Dennis E. Foster         (Principal Executive Officer)

   /s/ Michael J. Small        Executive Vice President and      March 31, 1998
------------------------------ Chief Financial Officer
      Michael J. Small         (Principal Financial Officer)

   /s/ Jeffery R. Gardner      Senior Vice President - Finance   March 31, 1998
------------------------------ (Principal Accounting Officer)
      Jeffery R. Gardner

   /s/ Frank E. Reed           Chairman of the Board             March 31, 1998
------------------------------  of Directors
      Frank E. Reed

   /s/ Lester Crown            Director                          March 31, 1998
------------------------------
      Lester Crown

   /s/ Michael Hooker          Director                          March 31, 1998
------------------------------
      Michael Hooker

   /s/ Robert E. R. Huntley    Director                          March 31, 1998
------------------------------
      Robert E. R. Huntley

   /s/ Valerie B. Jarrett      Director                          March 31, 1998
------------------------------
      Valerie B. Jarrett

   /s/ Alice M. Peterson       Director                          March 31, 1998
------------------------------
      Alice M. Peterson

   /s/ Charles H. Price, II    Director                          March 31, 1998
------------------------------
      Charles H. Price, II

                                  EXHIBIT INDEX



Exhibit
Number                                 Description of Exhibits


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

2.4 Agreement and Plan of Merger dated as of March 16, 1998 among ALLTEL Corporation, Pinnacle Merger Sub, Inc. and 360 Communications Company (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated March 16, 1998, File No. 1-14108, and incorporated herein by reference.)

2.5 Stock Option Agreement dated as of March 16, 1998 between ALLTEL Corporation and 360 Communications Company (Filed as
                  Exhibit 2.2 to the Company's Current Report on Form 8-K/A dated March 16, 1998, File No. 1-14108, and incorporated herein by reference.)

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

4.2 Indenture dated as of March 7, 1996 between 360 Communications Company and Citibank, N.A., as 4.2 Trustee. (Filed as Exhibit
                  4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)

4.3 Form of 360 Communications Company Common Stock, $0.01 par value, certificate. (Filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1- 14108, and incorporated herein by reference.)

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

4.8               360  Communications  Company's  6.65%  Senior  Note Due  2008.
                  (Filed as Exhibit 4.8 to the Company's Current Report on Form 8-K dated January 13, 1998, File No. 1-14108, and incorporated herein by reference.)

4.9 First Amendment to Rights Agreement dated as of March 16, 1998 to Rights Agreement dated as of March 5, 1996 between 360 Communications Company and The Chase Manhattan Bank, as successor in interest to Chemical Bank, as Rights Agent. (Filed as Exhibit 4.9 to the Company's Current Report on Form 8-K/A dated March 16, 1998, File No. 1-14108, and incorporated herein by reference.)

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

10.3 Employment Agreement between 360 Communications Company and Dennis E. Foster. (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-14108, and incorporated herein by reference.)*

10.4              360  Communications  Company  Replacement  Stock  Option Plan.
                  (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

10.5 360 Communications Company 1996 Equity Incentive Plan. (Filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

10.6 360 Communications Company Amended and Restated Director Equity and Deferred Compensation Plan.*

10.7 Form of Indemnification Agreement between 360 Communications Company and its directors and officers. (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-14108, and incorporated herein by reference.)*

10.9              First   Amendment   to   Employment   Agreement   between  360
                  Communications Company and Dennis E. Foster.*

10.10 Form of Amended and Restated Change-In-Control Agreement between 360 Communications Company and each executive officer other than Dennis E. Foster.*

10.11 Second Amended and Restated Credit Agreement dated as of December 5, 1997 among 360 Communications Company, the initial lenders named therein, Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, Toronto Dominion (Texas), Inc., as Documentation Agent, and Bank of America N.T & S.A., as Syndication Agent. (Filed as Exhibit
                  10.11 to the Company's Current Report on Form 8-K dated January 13, 1998, File No. 1-14108, and incorporated herein by reference.)

12                Statement regarding  computation of Ratio of Earnings to Fixed
                  Charges.

21                Subsidiaries of 360 Communications Company.

23.1              Consent of Ernst & Young LLP.

23.2 Consent of Arthur Andersen LLP, regarding GTE Mobilnet of South Texas Limited Partnership.

23.3              Consent of Arthur Andersen LLP, regarding Chicago SMSA Limited
                  Partnership.

23.4 Consent of Coopers & Lybrand L.L.P., regarding New York SMSA Limited Partnership.

23.5 Consent of Coopers & Lybrand L.L.P., regarding Orlando SMSA Limited Partnership.

27                Financial Data Schedule.

---------------

* Indicates management contract or compensatory plan or arrangement.