Form 10-Q
period 1998-03-31
360 COMMUNICATIONS CO
filed 1998-05-15
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


       On May 5, 1998, 121,416,327 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................6


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................11

Item 2.   Changes in Securities ...............................................*

Item 3.   Defaults Upon Senior Securities......................................*

Item 4.   Submission of Matters to a Vote of Security Holders..................*

Item 5.   Other Information....................................................*

Item 6.   Exhibits and Reports on Form 8-K....................................11
---------------
* No reportable information under this item.


When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; a significant delay in the expected closing of the proposed merger between the Company and ALLTEL Corporation; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108), which sections are hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                        March 31,   December 31,
            ASSETS                                        1998         1997
            ------                                    ------------ ------------
Current Assets                                         (Unaudited)
Cash and cash equivalents                             $     7,123  $     3,471
Accounts receivable, less allowances
  of $6,187 and $6,602,  respectively                      93,036      100,472
Other receivables                                          27,707       26,981
Unbilled revenue                                           35,087       35,618
Inventory                                                  26,590       34,354
Deferred income taxes                                      15,932       15,220
Prepaid expenses and other                                  8,976       14,051
                                                      ------------ ------------
    Total current assets                                  214,451      230,167
                                                      ------------ ------------

Property, plant and equipment                           1,782,963    1,750,097
Less: accumulated depreciation                            603,721      561,140
                                                      ------------ ------------
Property, plant and equipment, net                      1,179,242    1,188,957
                                                      ------------ ------------

Investments in unconsolidated entities                    484,575      459,669
Intangibles, net                                        1,036,109    1,045,007
Other assets                                               21,857       18,124
                                                      ------------ ------------
    Total assets                                      $ 2,936,234  $ 2,941,924
                                                      ============ ============

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------
Current Liabilities
Trade accounts and other payables                     $   161,807  $   241,127
Short-term borrowings                                      20,400       18,150
Advance billings                                           32,450       31,779
Accrued taxes                                              39,823       17,846
Accrued agent commissions                                   8,960       11,923
Other                                                      30,303       46,386
                                                      ------------ ------------
    Total current liabilities                             293,743      367,211
                                                      ------------ ------------

Long-term debt                                          1,845,400    1,825,347
                                                      ------------ ------------

Deferred Credits and Other Liabilities
Deferred income taxes                                      63,804       60,470
Postretirement and other benefit obligations                6,495        6,347
                                                      ------------ ------------
    Total deferred credits and other liabilities           70,299       66,817
                                                      ------------ ------------

Minority interests in consolidated entities               171,386      173,248
                                                      ------------ ------------

Shareowners' Equity
Common stock ($.01 par value: 1,000,000,000 shares
  authorized issued and outstanding 121,334,314 shares
  in 1998 and 121,267,127 shares in 1997)                   1,233        1,233
Additional paid-in capital                                774,943      774,938
Accumulated deficit                                      (185,317)    (229,437)
Treasury Stock, at cost (2,029,834 shares in 1998 and
  2,097,021 shares in 1997)                               (35,453)     (37,433)
                                                      ------------ ------------
    Total shareowners' equity                             555,406      509,301
                                                      ------------ ------------
    Total liabilities and shareowners' equity         $ 2,936,234  $ 2,941,924
                                                      ============ ============


    The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                       For the Three Months
                                                          Ended March 31,
                                                    --------------------------
                                                        1998          1997
                                                    -----------   ------------
Operating Revenues
Service revenues                                    $  341,575    $   293,970
Equipment sales                                         13,260         12,876
                                                    -----------   ------------
     Total operating revenues                          354,835        306,846
                                                    -----------   ------------

Operating Expenses
Cost of service                                         40,792         41,489
Cost of equipment sales                                 28,434         28,449
Other operations expense                                17,873         14,993
Sales, marketing and advertising expenses               56,386         60,581
General, administrative and other expenses              81,673         73,092
Depreciation and amortization                           49,833         45,529
                                                    -----------   ------------
     Total operating expenses                          274,991        264,133
                                                    -----------   ------------

Operating Income                                        79,844         42,713
Interest expense                                       (33,259)       (31,190)
Minority interests in net income
   of consolidated entities                            (13,647)        (9,709)
Equity in net income of
   unconsolidated entities                              16,174         13,163
Other income, net                                       30,536          3,014
                                                    -----------   ------------
Income before income taxes                              79,648         17,991
Income tax expense                                      35,528          8,546
                                                    -----------   ------------
     Net income                                     $   44,120    $     9,445
                                                    ===========   ============

Basic and diluted earnings per share                $     0.36    $      0.08
                                                    ===========   ============

Weighted average shares
   outstanding                                         121,287        123,309
                                                    ===========   ============


   The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                               1998      1997
                                                           --------- ----------
Operating Activities
Net income                                                 $ 44,120  $   9,445
Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
     Depreciation and amortization                           49,833     45,529
     Deferred income taxes                                   12,249      2,161
     Gain on sale of cellular investments                   (30,506)    (3,029)
     Equity in net income of unconsolidated
       entities, net of distributions                        (8,846)    (7,803)
     Minority interests in net income of
       consolidated entities                                 13,647      9,709
     Changes in operating assets and liabilities,
      excluding acquisitions
        Receivables, net                                      7,967     15,170
        Other current assets                                 12,113     (4,389)
        Trade accounts and other payables                   (63,087)   (75,932)
        Accrued expenses and other
            current liabilities                             (11,440)    (7,763)
        Noncurrent assets and liabilities, net               (2,907)    (1,112)
     Other, net                                                 615      1,178
                                                           --------- ----------
Net Cash Provided by (Used for) Operating Activities         23,758    (16,836)
                                                           --------- ----------

Investing Activities
Capital expenditures                                        (32,544)   (23,273)
Acquisitions of additional interests in
 consolidated entities                                      (14,284)   (24,812)
Divestitures of cellular investments                         15,199      3,888
                                                           --------- ----------
Net Cash Used for Investing Activities                      (31,629)   (44,197)
                                                           --------- ----------

Financing Activities
Net payments under bank revolving credit facility           (80,000)  (100,000)
Proceeds from long-term debt                                100,000    200,000
Debt issuance costs                                            (856)    (1,609)
Net short-term borrowings (payments)                          2,250    (30,000)
Distributions to minority investors                         (10,383)    (2,040)
Other, net                                                      512        798
                                                           --------- ----------
Net Cash Provided by Financing Activities                    11,523     67,149
                                                           --------- ----------

Increase in Cash and Cash Equivalents                         3,652      6,116
Cash and Cash Equivalents at Beginning of Period              3,471      2,554
                                                           --------- ----------
Cash and Cash Equivalents at End of Period                 $  7,123  $   8,670
                                                           ========= ==========


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

     The unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and are presented in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. In the Company's opinion, the unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period presented. All such adjustments are of a normal recurring nature. These financials should be read in conjunction with the consolidated financial statements, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.  Merger Agreement with ALLTEL Corporation

     On March 16, 1998, the Company entered into an Agreement and Plan of Merger with ALLTEL Corporation ("ALLTEL") and Pinnacle Merger Sub, Inc., a wholly owned subsidiary of ALLTEL, pursuant to which each outstanding share of the Company's common stock will be converted into the right to receive .74 of a share of ALLTEL common stock, par value $1.00 per share. The transaction is expected to be accounted for as a pooling-of-interests. Upon consummation of the merger, the Company will become a wholly owned subsidiary of ALLTEL. Consummation of the merger is subject to certain conditions, including the approval by the respective shareowners of the Company and ALLTEL and the receipt of required regulatory approvals. Pending the receipt of such approvals, the Company expects to complete the merger in the third quarter of 1998.

3.  Earnings Per Share

     Basic earnings per share amounts were computed using the weighted average number of shares outstanding, excluding common stock equivalents, totaling 121,286,725 and 123,309,453 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share amounts were computed using the weighted average number of shares outstanding, including common stock equivalents, totaling 121,687,065 and 123,422,149 for the three months ended March 31, 1998 and 1997, respectively. Options to purchase approximately 80,000 and 418,000 shares of common stock at March 31, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the effect was antidilutive.

4.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a full set of general purpose financial statements. The Company does not have any components of comprehensive income to report.

5.  Acquisitions and Divestitures

     On February 27, 1998, the divestiture of the Company's 27.9% interest in the Omaha, Nebraska, cellular market was completed through the sale of its interest in the Omaha Cellular General Partnership. This divestiture was initiated by the managing partner's exercise of an option to acquire the Company's interest pursuant to a preexisting agreement. The Company recognized a gain of $30.5 million in other income ($18.1 million, net of tax) on this transaction. Also on February 27, 1998, the Company acquired a minority interest in one of its controlled markets.

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

6.  Income Taxes

     Excluding the tax effects associated with the gain on the sale of a cellular investment, the estimated annual effective tax rate was 47.0% for the three months ended March 31, 1998, differing from the statutory rate due to nondeductible amortization of goodwill and state income tax expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

      The following is a discussion and analysis of the historical results of operations and financial condition of 360 Communications Company and Subsidiaries (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding forward-looking statements as set forth herein under "Forward-Looking Statements."

Merger Agreement with ALLTEL Corporation

     On March 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ALLTEL Corporation, a Delaware corporation ("ALLTEL"), and Pinnacle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ALLTEL ("Merger Sub"), pursuant to which Merger Sub will merge with and into the Company (the "Merger"). As a result of the Merger, (a) each outstanding share of the Company's common stock (other than shares owned by ALLTEL or Merger Sub or held by the Company) will be converted into the right to receive .74 of a share of the common stock, par value $1.00 per share, of ALLTEL and (b) the Company will become a wholly owned subsidiary of ALLTEL.

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

     The Merger is expected to be accounted for as a pooling-of-interests. If the Merger is consummated, the Company's common stock will be delisted from the New York Stock Exchange, the Pacific Exchange and the Chicago Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended.

Results of Operations

Customer Growth Rate

      The Company's number of cellular customers increased to 2,644,000 at March 31, 1998, from 2,281,000 at March 31, 1997, resulting in a 15.9% increase. For the three months ended March 31, 1998 and 1997, the Company added 61,000 and 125,000 customers, respectively, through internal growth. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 10.79% at March 31, 1998 compared to 9.36% at March 31, 1997. The average monthly rate of customer disconnects, customer churn, was 1.97% and 1.87%, during the three months ended March 31, 1998 and 1997, respectively.

Service Revenues

         Service revenues increased 16.2% in the three months ended March 31, 1998, when compared to the corresponding 1997 period, principally from growth in the number of cellular customers. Expanded distribution, increased promotional activity, and improved consumer awareness of wireless communications are key factors contributing to the Company's customer growth.

      Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, fueled by declining cellular telephone equipment prices and increased promotional activities, an increased awareness of wireless communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month declined 1% to $43.46 from $43.91 during the three months ended March 31, 1998 and 1997, respectively. New customers generally use less airtime than existing customers, causing the average service revenue per customer per month to decline. Also impacting the decline in the average service revenue per customer per month was an increase in promotional activities in 1998. Promotional activities, which includes free minutes and free access, increased to 4.4% of service revenues from 3.7% of service revenues for the three months ended March 31, 1998 and 1997, respectively. The Company implemented marketing and sales strategies to manage the rate of decline of service revenue per average customer per month. The Company expects that service revenue per average customer per month will continue to decline, at a slower rate, as penetration rates continue to increase.

      Roaming airtime minutes increased during the three months ended March 31, 1998, while roaming revenues as a percent of service revenues have declined. The Company expects that roaming rates between carriers will continue to be reduced which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers ultimately are passed on to customers.

      Future revenue growth will be impacted by the Company's success in maintaining customer growth in existing markets; increasing usage per customer, increasing availability of a variety of enhanced services and products; and acquiring additional cellular communications systems to further strengthen its existing regional clusters. The growth rate of new customers is expected to decline as the Company's customer base grows. Revenue growth will also be impacted by the Company's long distance and paging businesses. The Company currently markets residential long distance and paging services in the states in which the Company provides wireless service.

Cost of Service

      Cost of service as a percent of service revenues was 11.9% and 14.1% for the three months ended March 31, 1998 and 1997, respectively. A reduction in unbillable fraudulent roaming activities, renegotiated wholesale roaming rates, renegotiated long distance contracts in 1997, and reduced interconnection rates paid to local telephone companies were key factors favorably impacting the decline in cost of service as a percent of service revenues. Long distance telecommunications and operator services are provided to the company by Sprint Corporation based on terms and conditions of contracts governing such charges.

      Unauthorized usage of customers' telephone numbers resulted in unbillable fraudulent roaming activities that approximated 0.2% and 4.0% of service revenues for the three months ended March 31, 1998 and 1997, respectively. The increase in unbillable fraudulent roaming activities for the three months ended March 31, 1997 was the result of a significant increase in the level of fraud activity in several markets during the fourth quarter of 1996 and the first quarter of 1997. The Company believes it will continue to be impacted by fraudulent roaming activities in the future and continues to proactively invest in new systems and technologies to mitigate the occurrence of cellular fraud.

Cost to Acquire New Customers

      Cost to acquire a new cellular customer was $324 and $290 for the three months ended March 31, 1998 and 1997, respectively. The increase in the cost to acquire a new cellular customer was principally the result of costs being distributed over a lower number of acquired customers when compared to the corresponding prior period. Also contributing to the increase in the cost to acquire was increased sales from external distribution channels which were somewhat mitigated by a continued reduction in the wholesale prices for cellular phones.

      To improve sales and reduce costs associated with acquiring new customers, the Company continues to strive for more dependence upon its own sales force working out of Company retail outlets and kiosks located in shopping malls and other non-company owned retail locations. Incremental sales costs at a Company retail store or kiosk are significantly lower than commissions paid to national dealers. Although the Company intends to continue to support its large dealer network, continued increases in its own retail distribution channels are planned. The Company has experienced little change in churn levels, a factor further contributing to the Company's ability to manage the costs of maintaining and growing its customer base. The Company is unable to anticipate the impact of the cost to add new customers as savings associated with the transition to the use of internal sales distribution channels levels off, the growth rate of new customers declines and competition for local and national dealers intensifies.

Other Operations Expense and General Administrative and Other Expenses

      Other operations expense and general, administrative and other expenses increased principally due to growth in the cellular customer base. During the three months ended March 31, 1998 and 1997, these expenses as a percent of service revenues were 29.1% and 30.0%, respectively. This decrease is attributable to economies of scale realized as a result of customer growth.

Depreciation and Amortization

      Acquisitions of cellular communications systems generate intangible assets such as Federal Communications Commission license costs and goodwill which are amortized over 40 years. During the three months ended March 31, 1998, amortization expense decreased 8.2% when compared to the corresponding period in 1997 due to a reduction in the amount of amortizable goodwill related to cellular properties acquired in the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

      During the three months ended March 31, 1998, depreciation expense increased 13.3% when compared to the corresponding period in 1997. The increase in depreciation expense is primarily due to additional capital investment in the Company's network. Depreciation expense as a percent of service revenues for the three months ended March 31, 1998 and 1997 was 12.4% and 12.7%, respectively.

Interest Expense

      Interest expense increased in the three months ended March 31, 1998 when compared to the corresponding prior year period due to an increase in borrowing levels. The annualized average interest rate for the three months ended March 31, 1998 and 1997, was 7.2% and 7.1%, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $200 million of 7.6% Senior Notes due 2009, approximately $128 million of 9% subordinated promissory notes and borrowings under a revolving credit facility ("Credit Facility") with interest rates based on the London Interbank Offered Rate plus 50 basis points. The Company also utilizes short-term borrowings based on market interest rates. Additionally, on January 13, 1998, the Company issued $100 million of 6.65% Senior Notes due 2008, the proceeds of which were used to pay down borrowings under the Credit Facility.

Minority Interests in Net Income of Consolidated Entities

      Minority interests in net income of consolidated entities represents other investors' interests in the operating results of cellular systems in which the Company has a controlling interest. The increase for the three months ended March 31, 1998 when compared to the same period last year was due to improved operating results.

Equity in Net Income of Unconsolidated Entities

      Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three months ended March 31, 1998, when compared to the prior year period, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature. Income generated by minority cellular investments may not continue to grow at the pace experienced in prior years due to increased competition in the higher populated urban markets and the Company's strategy to exchange its minority cellular investments for increased ownership interests in its controlled markets or other markets in which it could obtain control.

Income Taxes

      The Company's income tax expense increased for the three months ended March 31, 1998, when compared to the corresponding period in 1997 due to the increase in pre-tax income in 1998.

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

Liquidity and Capital Resources

Cash Flows - Operating Activities

      The increase in net cash provided by operating activities for the three months ended March 31, 1998 was primarily due to improved operating results, cash flows generated from changes in working capital and an increase in deferred income taxes which was partially offset by the gain on the sale of cellular investments.

Cash Flows - Investing Activities

      Capital expenditures were $32.5 million and $23.3 million for the three months ended March 31, 1998 and 1997, respectively. Total capital expenditures for the calendar year 1998 are projected to be $270 million. In 1997, the Company initiated installation of CDMA digital technology in the greater Raleigh, North Carolina, service area. The Company expects to begin commercially offering digital service to its customers in Raleigh in the second quarter of 1998.

      On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. To the extent feasible, the Company intends to exchange some or all of its minority investments in cellular communications systems for increased ownership interests in its controlled markets or for ownership interests in new markets in which it could obtain control. See Note 5 of Notes to Consolidated Financial Statements for a discussion of acquisitions and divestitures.

Cash Flows - Financing Activities

      As part of its cash management program, the Company utilizes short-term borrowings based on market interest rates to support its daily cash requirements. The aggregate amount of these borrowings is limited to $100 million under certain debt covenants.

      In the first quarter of 1998, the Company issued $100 million in aggregate principal amount of its 6.65% Senior Notes due 2008. The net proceeds received by the Company from the sale of these debt securities were used to repay a portion of the Company's long-term indebtedness outstanding under the Credit Facility.

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

      The Company expects to make capital expenditures, excluding acquisitions, of approximately $270 million in 1998. Funding for these expenditures is expected to be substantially derived from cash flows from operations. These expenditures will be made to expand and enhance existing cellular systems, and to deploy digital technology.

      The Company expects that it will need to raise additional funds to finance acquisition activities. Such acquisition activities may include acquisitions of new cellular communications systems or additional investments in cellular communications systems in which the Company already holds an ownership interest. The Company may utilize existing cash resources, borrowings under the Credit Facility and the issuance of debt securities to meet these funding requirements.

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

      At March 31, 1998, the Company had $520 million of borrowings outstanding under the Credit Facility and was not restricted or limited in its borrowing capacity.

Forward-Looking Statements

     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; a significant delay in the expected closing of the proposed merger between the Company and ALLTEL Corporation; and the other factors discussed in the Company's filings with the Securities and Exchange Commission, including the factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Certain Risk Factors" in the Information Statement set forth as Exhibit 99 to the Company's Form 10 (File No. 1-14108), which sections are hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    In March 1998, the Company and all of its current directors were named as defendants in two complaints filed in the Court of Chancery in the State of Delaware. A third complaint was filed in April 1998. The complaints were brought by purported stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege breaches of fiduciary duty by the Company's directors in connection with the Merger and seek to enjoin the consummation of the Merger and other unspecified damages. The defendants believe the complaints to be without merit and the Company does not believe that these proceedings will have a material adverse effect on the results of operations or financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

    Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

    On Current Report on Form 8-K, dated January 13, 1998, under "Item 7. Financial Statements and Exhibits," the Company filed documents relating to the issuance of its 6.65% Senior Notes Due 2008.

    On Current Report on Form 8-K, dated February 18, 1998, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the fourth quarter of 1997 and for the year ended December 31, 1997.

     On Current Report on Form 8-K, dated March 16, 1998, under "Item 5. Other Events," the Company filed a press release announcing the execution of the Agreement and Plan of Merger with ALLTEL Corporation.

     On Current Report on Form 8-K/A, dated March 17, 1998, under "Item 7. Financial Statements and Exhibits," the Company filed documents relating to the proposed merger with ALLTEL Corporation.



 .

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     360 COMMUNICATIONS COMPANY


                                     By:   /s/ Jeffery R. Gardner
                                          Jeffery R. Gardner
                                          Senior Vice President - Finance
                                          (Principal Accounting Officer)


Date:  May 15, 1998

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

27        Financial Data Schedule.