Form 10-Q
period 1998-06-30
360 COMMUNICATIONS CO
filed 1998-08-14
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      On August 10, 1998, 1,000 shares of the registrant's Common Stock were outstanding (100% owned by ALLTEL Corporation).

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................6


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..................................................11

Item 2.   Changes in Securities ..............................................*

Item 3.   Defaults Upon Senior Securities.....................................*

Item 4.   Submission of Matters to a Vote of Security Holders................11

Item 5.   Other Information...................................................*

Item 6.   Exhibits and Reports on Form 8-K...................................12
---------------
* No reportable information under this item.


When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; and the other factors discussed in the Company's filings (File No. 1-14108) with the Securities and Exchange Commission (the "SEC"), including the factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Risk Factors" in the Company's definitive proxy statement, filed with the SEC on May 11, 1998, relating to the special meeting of stockholders held on June 23, 1998, which sections are hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                          ASSETS                           1998        1997
                          ------                       ------------ ------------
Current Assets                                          (Unaudited)
Cash and cash equivalents                              $    13,235  $     3,471
Accounts receivable, less allowances
  of $5,927 and $6,602,  respectively                      115,082      100,472
Other receivables                                           29,120       26,981
Unbilled revenue                                            39,855       35,618
Inventory                                                   25,219       34,354
Deferred income taxes                                       16,628       15,220
Prepaid expenses and other                                   8,592       14,051
                                                       ------------ ------------
    Total current assets                                   247,731      230,167
                                                       ------------ ------------

Property, plant and equipment                            1,832,269    1,750,097
Less: accumulated depreciation                             646,911      561,140
                                                       ------------ ------------
Property, plant and equipment, net                       1,185,358    1,188,957
                                                       ------------ ------------

Investments in unconsolidated entities                     477,661      459,669
Intangibles, net                                         1,032,024    1,045,007
Other assets                                                30,700       18,124
                                                       ------------ ------------
    Total assets                                       $ 2,973,474  $ 2,941,924
                                                       ============ ============

              LIABILITIES AND SHAREOWNERS' EQUITY
              -----------------------------------
Current Liabilities
Trade accounts and other payables                      $   165,952  $   241,127
Short-term borrowings                                        7,200       18,150
Advance billings                                            33,844       31,779
Accrued taxes                                               36,213       17,846
Accrued agent commissions                                   10,380       11,923
Other                                                       36,112       46,386
                                                       ------------ ------------
    Total current liabilities                              289,701      367,211
                                                       ------------ ------------

Long-term debt                                           1,823,342    1,825,347
                                                       ------------ ------------

Deferred Credits and Other Liabilities
Deferred income taxes                                       84,772       60,470
Postretirement and other benefit obligations                 6,659        6,347
                                                       ------------ ------------
    Total deferred credits and other liabilities            91,431       66,817
                                                       ------------ ------------

Minority interests in consolidated entities                171,972      173,248
                                                       ------------ ------------

Shareowners' Equity
Common stock ($.01 par value: 1,000,000,000 shares
  authorized; issued and outstanding 121,443,845 shares
  in 1998 and 121,267,127 shares in 1997)                    1,233        1,233
Additional paid-in capital                                 777,533      774,938
Accumulated deficit                                       (148,199)    (229,437)
Treasury Stock, at cost (1,920,303 shares in 1998 and
  2,097,021 shares in 1997)                                (33,539)     (37,433)
                                                       ------------ ------------
    Total shareowners' equity                              597,028      509,301
                                                       ------------ ------------
    Total liabilities and shareowners' equity          $ 2,973,474  $ 2,941,924
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

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          For the Three Months For the Six Months
                                             Ended June 30,      Ended June 30,
                                          ------------------- -------------------
                                             1998       1997     1998      1997
                                          --------- --------- --------- ---------
Operating Revenues
Service revenues                          $385,072  $328,834  $726,647  $622,804
Equipment sales                             13,541    11,428    26,801    24,304
                                          --------- --------- --------- ---------
     Total operating revenues              398,613   340,262   753,448   647,108
                                          --------- --------- --------- ---------

Operating Expenses
Cost of service                             43,757    40,283    84,549    81,772
Cost of equipment sales                     25,430    24,394    53,864    52,843
Other operations expense                    16,947    17,012    34,820    32,005
Sales, marketing and advertising expenses   66,937    55,673   123,323   116,254
General, administrative and other expenses  90,622    80,207   172,295   153,299
Depreciation and amortization               50,729    46,833   100,562    92,362
                                          --------- --------- --------- ---------
     Total operating expenses              294,422   264,402   569,413   528,535
                                          --------- --------- --------- ---------

Operating Income                           104,191    75,860   184,035   118,573
Interest expense                           (33,581)  (32,843)  (66,840)  (64,033)
Minority interests in net income
   of consolidated entities                (17,911)  (16,208)  (31,558)  (25,917)
Equity in net income of
   unconsolidated entities                  16,276    14,755    32,450    27,918
Other income (expense), net                  1,060       (27)   31,596     2,987
                                          --------- --------- --------- ---------
Income before income taxes                  70,035    41,537   149,683    59,528
Income tax expense                          32,916    19,730    68,444    28,276
                                          --------- --------- --------- ---------
     Net income                           $ 37,119  $ 21,807  $ 81,239  $ 31,252
                                          ========= ========= ========= =========

Basic and diluted earnings per share      $   0.31  $   0.18  $   0.67  $   0.25
                                          ========= ========= ========= =========

Weighted average shares
   outstanding                             121,399   122,580   121,343   122,943
                                          ========= ========= ========= =========


     The accompanying Notes are an integral part of the Consolidated Financial Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            For the Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Operating Activities
Net income                                                $  81,239  $  31,252
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                          100,562     92,362
     Deferred income taxes                                   32,578      3,431
     Gain on sale of cellular investments                   (31,569)    (3,029)
     Equity in net income of unconsolidated
       entities, net of distributions                        (3,217)   (16,472)
     Minority interests in net income of
       consolidated entities                                 31,558     25,917
     Changes in operating assets and liabilities,
      excluding acquisitions
        Receivables, net                                    (18,847)    (1,814)
        Other current assets                                 12,470      5,016
        Trade accounts and other payables                   (45,670)   (24,770)
        Accrued expenses and other
            current liabilities                             (14,479)    (1,040)
        Noncurrent assets and liabilities, net              (11,240)    (2,944)
     Other, net                                               3,302      3,084
                                                          ---------- ----------
Net Cash Provided by Operating Activities                   136,687    110,993
                                                          ---------- ----------

Investing Activities
Capital expenditures                                        (81,881)   (89,520)
Acquisitions of additional interests in
  consolidated entities                                     (20,543)   (23,845)
Divestitures of cellular investments                         17,574      3,888
Investments in unconsolidated entities and other               (154)   (80,156)
                                                          ---------- ----------
Net Cash Used for Investing Activities                      (85,004)  (189,633)
                                                          ---------- ----------

Financing Activities
Net payments under bank revolving credit facility          (105,000)   (55,000)
Proceeds from long-term debt                                100,000    200,000
Debt issuance costs                                            (856)    (1,609)
Net short-term payments                                     (10,950)   (32,905)
Purchases of common stock for treasury                         ----    (18,878)
Distributions to minority investors                         (26,905)    (8,322)
Other, net                                                    1,792        908
                                                          ---------- ----------
Net Cash (Used for) Provided by Financing Activities        (41,919)    84,194
                                                          ---------- ----------

Increase in Cash and Cash Equivalents                         9,764      5,554
Cash and Cash Equivalents at Beginning of Period              3,471      2,554
                                                          ---------- ----------
Cash and Cash Equivalents at End of Period                $  13,235  $   8,108
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

2.  Earnings Per Share

     Basic earnings per share amounts were computed using the weighted average number of shares outstanding, excluding common stock equivalents, totaling 121,398,933 and 122,579,873 for the three months ended June 30, 1998 and 1997, respectively, and 121,343,131 and 122,943,476 for the six months ended June 30, 1998 and 1997, respectively. Diluted earnings per share amounts were computed using the weighted average number of shares outstanding, including common stock equivalents, totaling 122,299,739 and 122,579,873 for the three months ended June 30, 1998 and 1997, respectively, and 121,866,090 and 122,995,723 for the six months ended June 30, 1998 and 1997, respectively. Options to purchase approximately 1,899,000 and 845,000 shares of common stock for the three and six months ended June 30, 1997, respectively, were excluded from the computation of diluted earnings per share because the effect was antidilutive.

3.  Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a full set of general purpose financial statements. The Company does not have any components of comprehensive income to report.

4.  Acquisitions and Divestitures

     During the second quarter of 1998, the Company acquired minority interests in two of its controlled markets. Also during the quarter, the Company divested its ownership interest in an unconsolidated entity.

     During the first quarter of 1998, the Company divested its 27.9% interest in the Omaha, Nebraska, cellular market through the sale of its interest in the Omaha Cellular General Partnership. This divestiture was initiated by the managing partner's exercise of an option to acquire the Company's interest pursuant to a preexisting agreement. The Company recognized a gain of $30.5 million in other income ($18.1 million, net of tax) on this transaction. Also during the first quarter of 1998, the Company acquired a minority interest in one of its controlled markets.

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

5.  Income Taxes

     Excluding the tax effects associated with the gain on the sale of a cellular investment, the estimated annual effective tax rate was 47.0% for the six months ended June 30, 1998, differing from the statutory rate due to nondeductible amortization of goodwill and state income tax expense.

6.  Subsequent Event

         On July 1, 1998, the Company and ALLTEL Corporation ("ALLTEL") completed the merger of an ALLTEL subsidiary with and into the Company (the "Merger"). At the effective time of the Merger, each outstanding share of the Company's common stock (other than shares owned by ALLTEL, ALLTEL's subsidiaries, the Company's subsidiaries, or held as treasury stock by the Company) was converted into the right to receive .74 of a share of ALLTEL common stock, par value $1.00 per share, and the Company became a wholly owned subsidiary of ALLTEL. Also, at the effective time of the Merger, each issued and outstanding share of common stock of the ALLTEL subsidiary involved in the Merger was converted into one validly issued, fully paid and non-assessable share of common stock of the surviving corporation representing 1,000 shares of common stock, $0.01 par value.

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

Completion of Merger

     On July 1, 1998, the Company and ALLTEL Corporation ("ALLTEL") completed the merger of an ALLTEL subsidiary with and into the Company (the "Merger"). At the effective time of the Merger, each outstanding share of the Company's common stock (other than shares owned by ALLTEL, ALLTEL's subsidiaries, the Company's subsidiaries, or held as treasury stock by the Company) was converted into the right to receive .74 of a share of ALLTEL common stock, par value $1.00 per share, and the Company became a wholly owned subsidiary of ALLTEL. Also, at the effective time of the Merger, each issued and outstanding share of common stock of the ALLTEL subsidiary involved in the Merger was converted into one validly issued, fully paid and non-assessable share of common stock of the surviving corporation representing 1,000 shares of common stock, $0.01 par value.

     In connection with the completion of the Merger, the Company terminated the Second Amended and Restated Credit Agreement dated as of December 5, 1997 among the Company and a number of banks and institutional lenders (the "Credit
Facility"), and ALLTEL refinanced the outstanding borrowings thereunder (approximately $495 million) through its existing credit facilities.

     On July 1, 1998, the Company's common stock was delisted for trading from the New York Stock Exchange, the Pacific Exchange and the Chicago Stock Exchange.

Results of Operations

Customer Growth Rate

      The Company's number of cellular customers increased to 2,733,000 at June 30, 1998, from 2,379,000 at June 30, 1997, resulting in a 14.9% increase. For the three months ended June 30, 1998 and 1997, the Company added 89,000 and 98,000 customers, respectively, through internal growth. For the six months ended June 30, 1998 and 1997, the Company added 150,000 and 223,000 customers, respectively, through internal growth. The Company's penetration rate, which is the number of customers divided by the total population in its licensed service areas, reached 11.15% at June 30, 1998 compared to 9.77% at June 30, 1997. The average monthly rate of customer disconnects, customer churn, was 1.81% and 1.69%, during the three months ended June 30, 1998 and 1997, respectively, and 1.89% and 1.78%, during the six months ended June 30, 1998 and 1997, respectively.

Service Revenues

         Service revenues increased 17.1% and 16.7% in the three and six months ended June 30, 1998, when compared to the corresponding 1997 periods, principally from growth in the number of cellular customers. Expanded distribution, increased promotional activity, and improved consumer awareness of wireless communications are key factors contributing to the Company's customer growth.

      Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, fueled by declining cellular telephone equipment prices and increased promotional activities, an increased awareness of wireless communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month was $47.43 and $46.86 during the three months ended June 30, 1998 and 1997, respectively, and $45.46 and $45.47 during the six months ended June 30, 1998 and 1997, respectively. The Company implemented marketing and sales strategies to manage service revenue per average customer per month.

      Roaming airtime minutes increased during the three months ended June 30, 1998, while roaming revenues as a percent of service revenues have declined. The Company expects that roaming rates between carriers will continue to be reduced which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers ultimately are passed on to customers.

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

Cost of Service

      Cost of service as a percent of service revenues was 11.4% and 12.3% for the three months ended June 30, 1998 and 1997, respectively, and 11.6% and 13.1% for the six months ended June 30, 1998 and 1997, respectively. A reduction in unbillable fraudulent roaming activities, renegotiated wholesale roaming rates, renegotiated long distance contracts in 1997, and reduced interconnection rates paid to local telephone companies were key factors favorably impacting the decline in cost of service as a percent of service revenues. Long distance telecommunications and operator services are provided to the company by Sprint Corporation based on terms and conditions of contracts governing such charges.

      Unauthorized usage of customers' telephone numbers resulted in unbillable fraudulent roaming activities that approximated 0.1% and 1.0% of service revenues for the three months ended June 30, 1998 and 1997, respectively, and 0.1% and 2.7% of service revenues for the six months ended June 30, 1998 and 1997, respectively. The Company believes it will continue to be impacted by fraudulent roaming activities in the future and continues to proactively invest in new systems and technologies to mitigate the occurrence of cellular fraud.

Cost to Acquire New Customers

      Cost to acquire a new cellular customer was $328 and $303 for the three months ended June 30, 1998 and 1997, respectively, and $326 and $297 for the six months ended June 30, 1998 and 1997, respectively. The increase in the cost to acquire a new cellular customer was principally the result of costs being distributed over a lower number of acquired customers when compared to the corresponding prior period. Also contributing to the increase in the cost to acquire was increased sales from external distribution channels which were somewhat mitigated by a continued reduction in the wholesale prices for cellular phones.

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

Other Operations Expense and General Administrative and Other Expenses

      Other operations expense and general, administrative and other expenses increased principally due to growth in the cellular customer base. During the three months ended June 30, 1998 and 1997, these expenses as a percent of service revenues were 27.9% and 29.6%, respectively, and 28.5% and 29.8% during the six months ended June 30, 1998 and 1997, respectively. This decrease is attributable to economies of scale realized as a result of customer growth.

Depreciation and Amortization

      Acquisitions of cellular communications systems generate intangible assets such as Federal Communications Commission license costs and goodwill which are amortized over 40 years. During the three and six months ended June 30, 1998, amortization expense decreased 6.3% and 7.3% when compared to the corresponding periods in 1997 due to a reduction in the amount of amortizable goodwill related to cellular properties acquired in the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

      During the three and six months ended June 30, 1998, depreciation expense increased 11.4% and 12.3% when compared to the corresponding periods in 1997. The increase in depreciation expense is primarily due to additional capital investment in the Company's network. Depreciation expense as a percent of service revenues for the three months ended June 30, 1998 and 1997 was 11.2% and 11.8%, respectively, and 11.8% and 12.2% for the six months ended June 30, 1998 and 1997, respectively.

Interest Expense

      Interest expense increased in the three and six months ended June 30, 1998 when compared to the corresponding prior year periods due to an increase in the average interest rate. The annualized average interest rate for the three and six months ended June 30, 1998 and 1997, was 7.3% and 7.2%, respectively. Current borrowings consist of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $200 million of 7.6% Senior Notes due 2009, approximately $128 million of 9% subordinated promissory notes and borrowings under the Credit Facility with interest rates based on the London Interbank Offered Rate plus 50 basis points. The Company also utilizes short-term borrowings based on market interest rates. Additionally, on January 13, 1998, the Company issued $100 million of 6.65% Senior Notes due 2008, the proceeds of which were used to pay down borrowings under the Credit Facility.

Minority Interests in Net Income of Consolidated Entities

      Minority interests in net income of consolidated entities represents other investors' interests in the operating results of cellular systems in which the Company has a controlling interest. The increase for the three and six months ended June 30, 1998 when compared to the same period last year was due to improved operating results.

Equity in Net Income of Unconsolidated Entities

      Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and six months ended June 30, 1998, when compared to the prior year period, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature. Income generated by minority cellular investments may not continue to grow at the pace experienced in prior years due to increased competition in the higher populated urban markets and the Company's strategy to exchange its minority cellular investments for increased ownership interests in its controlled markets or other markets in which it could obtain control.

Income Taxes

      The Company's income tax expense increased for the three and six months ended June 30, 1998, when compared to the corresponding period in 1997 due to the increase in pre-tax income in 1998.

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

Liquidity and Capital Resources

Cash Flows - Operating Activities

      The increase in net cash provided by operating activities for the three and six months ended June 30, 1998 was primarily due to improved operating results, cash flows generated from changes in working capital and an increase in deferred income taxes which was partially offset by the gain on the sale of cellular investments.

Cash Flows - Investing Activities

      Capital expenditures were $81.8 million and $89.5 million for the six months ended June 30, 1998 and 1997, respectively. Total capital expenditures for the calendar year 1998 are projected to be $270 million. During the second quarter, the Company began commercially offering digital service to its customers in the Raleigh, North Carolina, service area. The Company is also accelerating the deployment of CDMA digital technology in five additional markets this year, including Greensboro, North Carolina; Greenville, South Carolina; Norfolk and Richmond, Virginia; and Toledo, Ohio.

      On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. See Note 4 of Notes to Consolidated Financial Statements for a discussion of acquisitions and divestitures.

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

      The Company expects to make capital expenditures of approximately $270 million in 1998. Funding for these expenditures is expected to be derived from cash flows from operations and from advances received from ALLTEL Corporation in the form of interim financing. These expenditures will be made to expand and enhance existing cellular systems and to deploy digital technology.

Other Financial Information

      During the first six months of 1998, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities", ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements; however, SFAS 133 could increase the volatility of reported earnings and other comprehensive income once adopted.

Forward-Looking Statements

     When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth, and ability to maintain existing churn, customer growth and increased penetration rates, are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; and the other factors discussed in the Company's filings (File No. 1-14108) with the Securities and Exchange Commission (the "SEC"), including the factors discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and "Risk Factors" in the Company's definitive proxy statement, filed with the SEC on May 11, 1998, relating to the special meeting of stockholders held on June 23, 1998, which sections are hereby incorporated by reference herein. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    In March 1998, the Company and all of its then current directors were named as defendants in two complaints filed in the Court of Chancery in the State of Delaware. A third complaint was filed in April 1998. The complaints were brought by purported stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege breaches of fiduciary duty by the Company's directors in connection with the Merger and sought to enjoin the consummation of the Merger and other unspecified damages. The defendants believe the complaints to be without merit and the Company does not believe that these proceedings will have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    During the quarter ended June 30, 1998, the Company held two meetings at which the matters discussed below were submitted to a vote of the holders of the Company's Common Stock, $0.01 par value (the "Common Stock").

Annual Meeting

    On May 12, 1998, the Company held its Annual Meeting of Shareowners. Two proposals were submitted to a vote of the holders of the Company's Common Stock entitled to vote at the meeting and the number of votes cast with respect to each proposal are as follows:

    Proposal 1 to elect two directors, constituting Class II of the Company's Board of Directors: 106,095,964 shares were voted for Alice M. Peterson, and 1,999,115 shares were withheld; and 106,073,298 shares were voted for Charles H. Price, II, and 2,021,781 shares were withheld.

    Proposal 2 to ratify the selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 1998:
107,786,396 shares were voted for this proposal, 138,853 were voted against, and 169,830 shares were abstained. No broker non-votes were cast with respect to this proposal.

Special Meeting

    On June 23, 1998, the Company held a Special Meeting of Stockholders at which holders of the Company's Common Stock were asked to approve and adopt the Agreement and Plan of Merger dated as of March 16, 1998 among the Company, ALLTEL and Pinnacle Merger Sub, Inc., a wholly owned subsidiary of ALLTEL, and the transactions contemplated thereby (the "Merger Proposal"). Of the 121,342,551 shares of the Company's Common Stock entitled to vote at the meeting, 93,035,251 shares were voted for the Merger Proposal, 398,509 shares were voted against, and 305,164 shares were abstained. No broker non-votes were cast with respect to the Merger Proposal.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

    Exhibits are listed in the Exhibit Index.

(b)  Reports on Form 8-K:

    On Current Report on Form 8-K, dated April 15, 1998, under "Item 5. Other Events," the Company filed a press release announcing its consolidated operating results for the first quarter of 1998.

     On Current Report on Form 8-K, dated June 23, 1998, under "Item 5. Other Events," the Company filed a press release announcing the approval by the shareholders of the Company and ALLTEL of the merger of the two companies at separate special meetings held on June 23, 1998.

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


Date:  August 14, 1998

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

3.4 Certificate of Merger with respect to the Merger of Pinnacle Merger Sub, Inc. into 360 Communications Company.

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