Form 10-Q
period 1998-09-30
360 COMMUNICATIONS CO
filed 1998-11-13
CIK 1003959

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

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


       On September 30, 1998, 1,000 shares of the registrant's common stock were outstanding (100% owned by ALLTEL Corporation).

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements  ............................................1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................7

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................*

Item 2.   Changes in Securities ...........................................14

Item 3.   Defaults Upon Senior Securities...................................*

Item 4.   Submission of Matters to a Vote of Security Holders...............*

Item 5.   Other Information.................................................*

Item 6.   Exhibits and Reports on Form 8-K.................................14
-----------------------------------------------------------------------------
* No reportable information under this item.

Forward-Looking Statements:
---------------------------
When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Specifically, statements included in this Report that are not historical facts, including statements about the Company's beliefs and expectations about continued market and industry growth rates are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results or outcomes to differ materially. Such risks and uncertainties include, but are not limited to, the degree to which the Company is leveraged and the restrictions imposed on the Company under its existing debt instruments that may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; the continued downward pressure on the prices charged for cellular equipment and services resulting from increased competition in the Company's markets; the lack of assurance that the Company's ongoing network improvements and scheduled implementation of digital technology in its markets will be sufficient to meet or exceed the capabilities and quality of competing networks; the effect on the Company's operations and financial performance of changes in the regulation of cellular activities; the degree to which the Company incurs significant costs as a result of cellular fraud; higher than anticipated expenditures associated with the Company's Year 2000 efforts and the other factors discussed in the Company's filings (File No. 1-14108) with the Securities and Exchange Commission. Forward-looking statements included in this Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               September 30,      December 31,
               ASSETS                              1998               1997
               ------                          -------------      ------------
Current Assets:                                  (Unaudited)
  Cash and cash equivalents                       $    6,975        $    3,471
  Accounts receivable, less allowances
    of $7,900 and $6,602, respectively               115,943           100,472
  Other receivables                                   37,263            26,981
  Unbilled revenue                                    40,553            35,618
  Inventory                                           29,832            34,354
  Prepaid expenses and other                          23,564            14,051

                                                  ----------        ----------
   Total current assets                              254,130           214,947
                                                  ----------        ----------
Property, plant and equipment                      1,890,919         1,750,097
Less: accumulated depreciation                       690,483           561,140
                                                  ----------        ----------
Property, plant and equipment, net                 1,200,436         1,188,957
                                                  ----------        ----------
Investments in unconsolidated entities               488,470           459,669
Intangibles, net                                   1,021,852         1,045,007
Other assets                                          22,267            18,124
                                                  ----------        ----------
   Total assets                                   $2,987,155        $2,926,704
                                                  ==========        ==========

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------
Current Liabilities
  Trade accounts and other payables               $  171,181        $  241,127
  Interim financing                                  499,315                 -
  Short-term borrowings                                    -            18,150
  Advance billings                                    38,150            31,779
  Accrued taxes                                        8,989            17,846
  Accrued agent commissions                           16,214            11,923
  Other                                              111,805            46,386
                                                  ----------        ----------
   Total current liabilities                         845,654           367,211
                                                  ----------        ----------
Long-term debt                                     1,328,413         1,825,347
                                                  ----------        ----------
Deferred Credits and Other Liabilities
  Deferred income taxes                              107,485            45,250
  Postretirement and other benefit obligations         5,243             6,347
                                                  ----------        ----------
   Total deferred credits and other liabilities      112,728            51,597
                                                  ----------        ----------
Minority interests in consolidated entities          172,378           173,248
                                                  ----------        ----------
Shareowners' Equity
  Common stock ($.01 par value: 1,000 shares
    authorized, issued and outstanding in 1998,
    1,000,000,000 shares authorized; issued and
    outstanding 121,267,127 shares in 1997)                -             1,233
  Additional paid-in capital                         745,233           774,938
  Accumulated deficit                               (217,251)         (229,437)
  Treasury stock, at cost
    (2,097,021 shares in 1997)                             -           (37,433)
                                                  ----------        ----------
   Total shareowners' equity                         527,982           509,301
                                                  ----------        ----------
   Total liabilities and shareowners' equity      $2,987,155        $2,926,704
                                                  ==========        ==========

   The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                        1

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                             For the Three Months          For the Nine Months
                                             Ended September 30,           Ended September 30,
                                             -------------------          --------------------
                                                 1998      1997                 1998      1997
                                             --------  --------           ----------  --------
Operating revenues:
  Service revenues                           $407,672  $335,245           $1,134,319  $958,049
  Equipment sales                              12,851    12,264               39,652    36,568
                                             --------  --------           ----------  --------
     Total operating revenues                 420,523   347,509            1,173,971   994,617
                                             --------  --------           ----------  --------

Operating expenses:
  Cost of service                              45,698    37,127              130,247   118,899
  Cost of equipment sales                      23,347    28,486               77,211    81,329
  Other operations expense                     22,427    19,177               57,247    51,182
  Sales, marketing and advertising expenses    54,948    54,438              178,271   170,692
  General, administrative and other expenses   90,114    77,399              262,409   230,698
  Depreciation and amortization                51,893    45,376              152,455   137,738
  Merger and integration expenses             136,579         -              136,579         -
                                             --------  --------           ----------  --------
     Total operating expenses                 425,006   262,003              994,419   790,538
                                             --------  --------           ----------  --------

Operating income (loss)                        (4,483)   85,506              179,552   204,079

Interest expense                              (33,005)  (33,570)             (99,845)  (97,603)
Minority interests in net income
   of consolidated entities                   (19,364)  (13,534)             (50,922)  (39,451)
Equity in net income of
   unconsolidated entities                     20,793    16,536               53,243    44,454
Other income, net                               1,221        73               32,817     3,060
                                             --------  --------           ----------  --------
Income (loss) before income taxes             (34,838)   55,011              114,845   114,539
Income tax expense                             34,216    26,132              102,660    54,408
                                             --------  --------           ----------  --------
     Net income (loss)                       $(69,054) $ 28,879           $   12,185  $ 60,131
                                             ========  ========           ==========  ========


The accompanying Notes are an integral part of the Consolidated Financial
Statements.

                   360 COMMUNICATIONS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                            For the Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                                 1998      1997
                                                            ---------  --------
Operating Activities
Net income                                                  $  12,185  $ 60,131
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
     Depreciation and amortization                            152,455   137,738
     Deferred income taxes                                     52,608    27,822
     Gain on sale of cellular investments                     (33,357)   (3,029)
     Equity in net income of unconsolidated
       entities, net of distributions                         (17,078)  (24,639)
     Minority interests in net income of
       consolidated entities                                   50,921    39,451
     Changes in operating assets and liabilities,
      excluding acquisitions
        Receivables, net                                      (30,688)    4,115
        Other current assets                                    4,522     2,551
        Trade accounts and other payables                     (69,946)  (48,771)
        Accrued expenses and other
            current liabilities                                67,224     9,353
        Noncurrent assets and liabilities, net                 19,946    (3,985)
     Other, net                                                (4,895)    2,453
                                                            ---------  --------
Net Cash Provided by Operating Activities                     203,897   203,190
                                                            ---------  --------
Investing Activities
  Capital expenditures                                       (140,653) (154,234)
  Acquisitions of additional interests in
    consolidated entities                                     (20,543)  (61,685)
  Divestitures of cellular investments                         21,634     3,888
  Investments in unconsolidated entities and other                  -   (80,735)
                                                            ---------  --------
Net Cash Used for Investing Activities                       (139,562) (292,766)
                                                            ---------  --------
Financing Activities
  Net payments under bank revolving credit facility          (600,000)  (50,000)
  Proceeds from long-term debt                                100,000   200,000
  Debt issuance costs                                            (856)   (1,609)
  Net short-term borrowings (payments)                        (18,150)  (14,575)
  Purchases of common stock for treasury                            -   (24,152)
  Changes in interim financing                                499,315         -
  Distributions to minority investors                         (43,017)  (17,878)
  Other, net                                                    1,877     1,008
                                                            ---------  --------
Net Cash Provided by (Used for) Financing Activities          (60,831)   92,794
                                                            ---------  --------

Increase in Cash and Cash Equivalents                           3,504     3,218
Cash and Cash Equivalents at Beginning of Period                3,471     2,554
                                                            ---------  --------
Cash and Cash Equivalents at End of Period                   $  6,975  $  5,772
                                                            =========  ========

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

2.  Merger Agreement with ALLTEL Corporation

       On July 1, 1998, the Company and ALLTEL Corporation ("ALLTEL") completed the merger of an ALLTEL subsidiary with and into the Company under a definitive merger agreement entered into on March 16, 1998. Under terms of the merger agreement, the Company became a wholly-owned subsidiary of ALLTEL, and each outstanding share of the Company's common stock was converted into the right to receive .74 of a share of ALLTEL common stock, par value $1.00 per share (89.8 million shares in the aggregate). At the time of the merger, all shares held in treasury by the Company were retired and the cost of the treasury shares were charged to additional paid in capital. In addition, each issued and outstanding share of common stock of the ALLTEL subsidiary involved in the merger was converted into one validly issued, fully paid and non-assessable share of common stock of the surviving corporation representing 1,000 shares of common stock, $0.01 par value. A summary of the Company's shareowners' equity before and after the merger is as follows:

                                                At June 30, 1998                        At July 1, 1998
                                       --------------------------------         ---------------------------
                                            Shares               Amount         Shares               Amount
                                            ------               ------         ------               ------
Common stock                           121,443,845         $  1,233,641          1,000         $         10
Additional paid-in capital                       -          777,533,036              -          745,227,114
Acccumulated deficit                             -         (148,198,854)             -         (148,198,854)
Treasury stock, at cost                  1,920,303          (33,539,553)             -                    -
                                       -----------         ------------          -----         ------------
Total shareowners' equity              123,364,148         $597,028,270          1,000         $597,028,270
                                       ===========         ============          =====         ============

3.  Merger and Integration Expenses:

         During the third quarter of 1998, the Company recorded transaction costs of $136.6 million related to the merger with ALLTEL. The merger and integration expenses include professional and financial advisors' fees of $17.4 million, severance and employee-related expenses of $48.7 million and other integration costs of $70.5 million. The merger and integration plan approved by ALLTEL's board of directors provides for the reduction of 447 employees, primarily in the Company's corporate support functions, to be completed by the first quarter of 1999. As of September 30, 1998, the Company had paid $4.2 million in severance and employee-related expenses and 40 out of the total 447 employee reductions had been completed. Included in the other integration costs are costs associated with the early termination of certain service obligations. The following is a summary of activity related to the Company's merger and integration accrual:


                                                            (In Thousands)
                                                            --------------
         Total merger and integration costs                    $136,579
         Cash outlays                                           (54,182)
                                                               --------
         Accrued reserve balance at September 30, 1998         $ 82,397
                                                               ========

4.  Acquisitions and Divestitures

       During the third quarter of 1998, the Company divested its remaining 10% ownership interest in the Reading, Pennsylvania market. The Company recognized a gain of $1.8 million in other income on this transaction. During the second quarter of 1998, the Company acquired minority interests in two of its controlled markets and divested 5.85% of its ownership interest in the Reading, Pennsylvania market. The Company recognized a gain of $1.1 million in other income on this transaction. During the first quarter of 1998, the Company divested its 27.9% interest in the Omaha, Nebraska, cellular market through the sale of its interest in the Omaha Cellular General Partnership. This divestiture was initiated by the managing partner's exercise of an option to acquire the Company's interest pursuant to a preexisting agreement. The Company recognized a gain of $30.5 million in other income ($18.1 million, net of tax) on this transaction. Also during the first quarter of 1998, the Company acquired a minority interest in one of its controlled markets.

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

6.  Related Party Transactions

         The Company obtains short-term financing from, and invests short-term excess funds with ALLTEL. At September 30, 1998, the Company had a payable to ALLTEL which totaled $499.3 million and is included in interim financing in the accompanying balance sheets. The interest rates charged on amounts payable to ALLTEL approximate current market rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The following is a discussion and analysis of the historical results of operations and financial condition of 360 Communications Company and Subsidiaries (the "Company") and factors affecting the Company's financial resources. This discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, set forth herein under "Financial Statements" and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This discussion contains forward-looking statements which are qualified by reference to, and should be read in conjunction with, the Company's discussion regarding such statements as set forth under "Forward-Looking Statements" (See Table of Contents on page i of this Report).

COMPLETION OF MERGER WITH ALLTEL CORPORATION

     As more fully discussed in note 2 to the unaudited interim consolidated financial statements, on July 1, 1998, the Company and ALLTEL Corporation ("ALLTEL") completed the merger of an ALLTEL subsidiary with and into the Company (the "Merger"). At the effective time of the Merger, the Company became a wholly owned subsidiary of ALLTEL, and each outstanding share of the Company's common stock (other than shares owned by ALLTEL, ALLTEL subsidiaries, the Company's subsidiaries, or held as treasury stock by the Company) was converted into the right to receive .74 of a share of the common stock, par value $1.00 per share, of ALLTEL (89.8 million shares in aggregate).

     Results for the third quarter of 1998 were affected by merger and integration expenses recorded by the Company in connection with its merger with ALLTEL. The merger and integration expenses, which total $136.6 million on a pretax basis, include professional and financial advisors' fees, severance and employee-related expenses and other integration costs, including costs associated with the early termination of certain service obligations. See note 3 to the unaudited interim consolidated financial statements for additional information regarding the merger and integration expenses recorded by the Company.

     In connection with the completion of the Merger, the Company terminated the Second Amended and Restated Credit Agreement dated as of December 5, 1997 among the Company and a number of banks and institutional lenders (the "Credit Facility"), and ALLTEL refinanced the outstanding borrowings thereunder (approximately $495 million) through its existing credit facilities. The refinancing of the Credit Facility borrowings was recorded as an advance from ALLTEL and is included in interim financing in the consolidated balance sheet of the Company as of September 30, 1998. Also, on July 1, 1998, the Company's common stock was delisted for trading from the New York Stock Exchange, the Pacific Exchange and the Chicago Stock Exchange.

RESULTS OF OPERATIONS

Service Revenues

     Service revenues increased 21.6% and 18.4% in the three and nine months ended September 30, 1998, respectively, when compared to the corresponding 1997 periods, primarily from growth in the number of cellular customers. The number of cellular customers increased to 2,801,000 at September 30, 1998, from 2,450,000 at September 30, 1997, resulting in a 14.3% increase. Service revenues also increased in the three and nine month periods of 1998 due to increased usage of the Company's network.

     Consistent with the rest of the cellular industry, the Company has experienced increased penetration in the consumer market, fueled by declining cellular telephone equipment prices and increased promotional activities, an increased awareness of wireless communications, widespread distribution channels in consumer-oriented retail locations and expanded network coverage and capacity. The Company expects this trend to continue. Service revenue per average customer per month was $48.65 and $46.12 during the three months ended September 30, 1998 and 1997, respectively, and $46.61 and $45.69 during the nine months ended September 30, 1998 and 1997, respectively. The increases in service revenue per average customer per month in both the three and nine month periods of 1998 were primarily due to increased usage of the Company's network and decreased promotional activities. The Company will continue to implement marketing and sales strategies to manage service revenues per average customer per month. However, the Company expects that service revenue per average customer per month will continue to be impacted by increased penetration into lower-usage market segments.

     Roaming airtime minutes increased during the three and nine months ended September 30, 1998. Roaming revenues as a percent of service revenues increased during the three months ended and were virtually flat during the nine months ended September 30, 1998. The Company expects that roaming rates between carriers will continue to be reduced which may reduce revenues derived from cellular service users who roam into the Company's systems. The Company expects roaming airtime to increase as reduced roaming rates between carriers ultimately are passed on to customers.

Cost of Service

     Cost of service as a percent of service revenues was 11.2% and 11.1% for the three months ended September 30, 1998 and 1997, respectively, and 11.5% and 12.4% for the nine months ended September 30, 1998 and 1997, respectively. A reduction in unbillable fraudulent roaming activities, renegotiated wholesale roaming rates, renegotiated long distance contracts in 1997, and reduced interconnection rates paid to local telephone companies were key factors favorably impacting the decline in cost of service as a percent of service revenues during the nine months ended September 30, 1998. Long-distance telecommunications and operator services are provided to the company by Sprint Corporation based on terms and conditions of contracts governing such charges.

Cost to Acquire New Customers

     Cost to acquire a new cellular customer decreased 5.0% in the three month period and increased 5.0% in the nine month period ended September 30, 1998, respectively. The decrease in the cost to acquire a new cellular customer for the three month period primarily reflects reduced advertising costs due to the merger with ALLTEL, as the Company limited its promotional activities until all of its retail locations could be converted to the ALLTEL brand name. The increase in cost to acquire for the nine month period of 1998 was primarily the result of distributing costs over a lower number of acquired customers when compared to the corresponding prior period. Also contributing to the increase in the cost to acquire was increased sales from external distribution channels which were partially offset by a continued reduction in the wholesale prices for cellular phones.

Other Operations Expense and General Administrative and Other Expenses

     Other operations expense and general, administrative and other expenses increased principally due to growth in the cellular customer base. During the three months ended September 30, 1998 and 1997, these expenses as a percent of service revenues were 27.6% and 28.8%, respectively, and 28.2% and 29.4% during the nine months ended September 30, 1998 and 1997, respectively. The decreases in both the three and nine month periods of 1998 are attributable to economies of scale realized as a result of customer growth.

Depreciation and Amortization

     During the three and nine months ended September 30, 1998, amortization expense decreased 4.2% and 6.2% when compared to the corresponding periods in 1997 due to a reduction in the amount of amortizable goodwill related to cellular properties acquired in the fourth quarter of 1996. The Company periodically assesses the ongoing value of these intangible assets and expects the carrying amounts to be fully recoverable.

     During the three and nine months ended September 30, 1998, depreciation expense increased 18.3% and 14.3% when compared to the corresponding periods in 1997. The increases in depreciation expense are primarily due to additional capital investment in the Company's network. Depreciation expense as a percent of service revenues for the three months ended September 30, 1998 and 1997 was 10.8% and 11.1%, respectively, and 11.4% and 11.8% for the nine months ended September 30, 1998 and 1997, respectively.

Interest Expense

     When compared to the corresponding periods of 1997, interest expense decreased slightly in the three months and increased $2.2 million or 2% in the nine months ended September 30, 1998, respectively. The increase in the nine month period of 1998 primarily reflects the issuance of $100 million of 6.65% Senior Notes issued in January 1998, partially offset by decreased borrowings outstanding under the Company's Credit Facility. Long-term debt currently consists of $450 million of 7 1/8% Senior Notes due 2003, $450 million of 7 1/2% Senior Notes due 2006, $200 million of 7.6% Senior Notes due 2009, $100 million of 6.65% Senior Notes due 2008 and approximately $128 million of 9% subordinated promissory notes.

     The Company also utilizes advances from ALLTEL in the form of interim financing to fund daily cash requirements. Interest rates charged on amounts payable to ALLTEL approximate current market rates.

Minority Interests in Net Income of Consolidated Entities

     Minority interests in net income of consolidated entities represents other investors' interests in the operating results of cellular systems in which the Company has a controlling interest. The increases for the three and nine months ended September 30, 1998 were primarily due to the Company's improved operating results.

Equity in Net Income of Unconsolidated Entities

     Equity in net income of unconsolidated entities represents the Company's share of operating results of cellular systems in which the Company does not have a controlling interest. Equity earnings increased for the three and nine months ended September 30, 1998, when compared to the prior year period, primarily as a result of increased income generated by minority cellular investments in markets that continue to mature.

Income Taxes

     The Company's income tax expense increased for the three and nine months ended September 30, 1998, when compared to the corresponding period in 1997 primarily due to the growth in the Company's earnings from continuing operations, excluding the impact of the merger and integration expenses. The Company did not recognize a tax benefit related to the non-deductible portion of the merger and integration expenses.

Liquidity and Capital Resources

Cash Flows - Operating Activities

     Net cash provided by operating activities were $203.9 million and $203.2 million for the nine months ended September 30, 1998 and 1997, respectively. Cash flows provided by operations for the nine month period of 1998 increased due to the improved operating results of the Company, excluding the merger and integration expenses and an increase in deferred income taxes. These increases in cash flows provided by operations were offset by changes in working capital requirements and by gains realized from the sale of cellular investments.

Cash Flows - Investing Activities

     Capital expenditures were $140.7 million and $154.2 million for the nine months ended September 30, 1998 and 1997, respectively. Total capital expenditures for the calendar year 1998 are projected to be $250 million. During the second and third quarters of 1998, the Company began commercially offering digital service to its customers in the Raleigh, North Carolina; Greensboro, North Carolina; Greenville, South Carolina; Norfolk and Richmond, Virginia; and Toledo, Ohio service areas. On a limited basis, the Company has increased its ownership interests in certain of its controlled markets. See note 4 to the unaudited interim consolidated financial statements for a discussion of acquisitions and divestitures.

Cash Flows - Financing Activities

     As previously discussed, in connection with the merger with ALLTEL, approximately $495 million of borrowings outstanding under the Company's Credit Facility were refinanced by ALLTEL. The refinancing of the Credit Facility borrowings is included in the net change in interim financing for the nine months ended September 30, 1998.

     The Company also receives advances from ALLTEL in the form of interim financing to support its daily cash requirements. Any excess cash is used to repay the advance from ALLTEL. Prior to its merger with ALLTEL, the Company utilized short-term borrowings based on market interest rates to support its daily cash requirements.

     In the first quarter of 1998, the Company issued $100 million in aggregate principal amount of its 6.65% Senior Notes due 2008. The net proceeds received by the Company from the sale of these debt securities were used to repay a portion of the borrowings outstanding under the Credit Facility.

     In the first quarter of 1997, the Company issued $200 million in aggregate principal amount of its 7.6% Senior Notes due 2009. The net proceeds received by the Company from the sale of these debt securities were used to repay a portion of the borrowings outstanding under the Credit Facility.

Other Financial Information

         During the first nine months of 1998, there were no material changes in the market risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Year 2000 Compliance

     The Year 2000 issue affects the Company's internal computer systems and infrastructure, as well as certain services that the Company provides to its customers. The Company plans to achieve Year 2000 compliance by June 30, 1999. The Company's Year 2000 plan consists of eight phases: (i) Awareness; (ii) Inventory; (iii) Third-Party Strategies; (iv) Risk Assessment; (v) Planning;
(vi) Remediation; (vii) Testing; and (viii) Implementation.

     For the Company's internal computer systems and software, systems and services that the Company provides to its customers and for which the Company is responsible, the Awareness and Inventory phases have been completed. The Company has commenced work on and plans to complete the Third-Party Strategies phase by November 30, 1998, the Planning phase by December 15, 1998, the Risk Assessment phase by December 31, 1998, and the Remediation, Testing and Implementation phases by June 30, 1999.

     For the Company's infrastructure, including facilities and embedded technologies, the Company has completed the Awareness and Inventory phases and has commenced work on and plans to complete the Third-Party Strategies, Planning and Risk Assessment phases by November 30, 1998 and the Remediation, Testing, and Implementation phases by June 30, 1999.

     As part of its Year 2000 plan, the Company has implemented a third party management process and is continuing to contact its vendors, suppliers and other third parties upon which the Company depends regarding their plans for making their products, services and systems Year 2000 compliant. The Company's ability to meet its target completion dates is dependent upon the timely provision of upgrades or other solutions from its vendors and suppliers. Some third party upgrades or other solutions may not be available until early 1999, which may delay the Company's completion of its Remediation, Testing, and Implementation phases. The Company is also dependent upon other third parties who provide essential services (such as utilities, interexchange carriers, etc.) to make their critical systems Year 2000 compliant in a timely manner. Generally, the Company does not have the ability to test those systems for Year 2000 compliance and, instead, must rely on the third parties' representations.

     Contingency planning to maintain and restore service in the event of a natural disaster, power failure, or software related interruption has long been part of the Company's standard business practices. The Company is working to leverage this experience in the development and implementation of its Year 2000 contingency plans, which assess the potential for business disruption in various scenarios, including a possible, but unlikely, "worst case" scenario involving the interruption of telecommunications services and/or interruption of customer billing, operating and other information systems, and provide for key-operation back-up and alternative solutions for recovery. The Company expects to complete contingency planning for its critical systems by December 31, 1998.

     The Company estimates the total cost of its Year 2000 efforts to be between $5 and $6 million. As of September 30, 1998, the Company has incurred approximately $2 million of that amount. Some of the Company's Year 2000 costs are not incremental, but rather represent the redeployment of existing resources. The Company continues to evaluate the estimated costs associated with its Year 2000 efforts based on actual experience. The Company believes, based on available information, that its Year 2000 costs will not have a material adverse effect on its results of operations.

     The above information is based on the Company's current best estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

     As previously discussed, in connection with the merger with ALLTEL, on July 1, 1998, the Company's common stock, $0.01 par value per share was converted into the right to receive .74 of a share of ALLTEL common stock, par value $1.00 per share. Also on July 1, 1998, the Company's common stock was delisted for trading from the New York Stock Exchange, the Pacific Exchange and the Chicago Stock Exchange.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     The following exhibits are included in this Form 10-Q report:

     Exhibit
       No.             Description of Exhibits
      ----             -----------------------

      (27)             Financial Data Schedule for the nine months ended
                          September 30, 1998.

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

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


Date:  November 13, 1998